Form 10-Q
period 1999-06-30
ALLSCRIPTS INC /IL
filed 1999-09-03
CIK 1061377

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ___________________

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       Commission file number  000-26537

                               ALLSCRIPTS, INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                            36-3444974
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)            Identification Number)

                              2401 Commerce Drive
                         Libertyville, Illinois 60048
                   (Address of principal executive offices)
                            ______________________

                                (847) 680-3515
             (Registrant's telephone number, including area code)
                            ______________________


     Indicate by check ( X ) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1)  Yes     X          No
                     ------            ------

          (2)  Yes                No     X
                     ------            ------


     As of August 31, 1999, there were 19,708,431 shares of the Registrant's $0.01 par value common stock outstanding.

                               ALLSCRIPTS, INC.

                                   FORM 10-Q

                                     INDEX


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          At December 31, 1998 and June 30, 1999 (unaudited)                  1

          Unaudited Condensed Consolidated Statements of Operations
          For the three and six months ended June 30, 1998 and 1999           3

          Unaudited Condensed Consolidated Statements of Cash Flows
          For the six months ended June 30, 1998 and 1999                     4

          Notes to Unaudited Condensed Consolidated Financial Statements      5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  13

Item 2.   Changes in Securities and Use of Proceeds                          13

Item 4.   Submission of Matters to a Vote of Security Holders                14

Item 6.   Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                   16

PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                                   June 30, 1999
                                                                                                    (Unaudited)
                                                                     December 31,        ----------------------------------
                                                                          1998                Actual            Pro Forma
                                                                          ----                ------            ---------

ASSETS
Current assets:
        Cash                                                          $   718,008            $ 4,947,120        $ 4,947,120
        Accounts receivable, net of allowances of $4,522,507 in
          1998 and $4,499,848 in 1999                                   9,525,084              3,630,347          3,630,347
        Inventories, net                                                2,905,484              2,924,853          2,924,853
        Prepaid and other assets                                          229,283                149,207            149,207
                                                                      -----------            -----------        -----------
               Total current assets                                    13,377,859             11,651,527         11,651,527
Fixed assets, net                                                       1,783,996              1,908,589          1,908,589
Intangible assets, net                                                  3,701,835              3,366,853          3,366,853
Other assets                                                               56,594                279,691            279,691
                                                                      -----------            -----------        -----------
               Total assets                                           $18,920,284            $17,206,660        $17,206,660
                                                                    =============          =============      =============



     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                                     ALLSCRIPTS, INC. AND SUBSIDIARIES

                                             CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                                                                           June 30, 1999
                                                                                                            (Unaudited)
                                                                                   December 31,     -----------------------------
                                                                                       1999            Actual         Pro Forma
                                                                                       -----           ------         ---------
LIABILITIES
Current liabilities:
  Notes payable                                                                    $  4,000,000     $  4,550,000     $  4,550,000
  Accounts payable                                                                    7,830,158        5,949,378        5,949,378
  Accrued expenses                                                                    1,276,849        1,508,319        1,508,319
                                                                                   ------------     ------------     ------------
     Total current liabilities                                                       13,107,007       12,007,697       12,007,697

  Long-term debt                                                                         58,774           58,774           58,774
                                                                                   ------------     ------------     ------------
     Total liabilities                                                               13,165,781       12,066,471       12,066,471
                                                                                   ------------     ------------     ------------
Redeemable preferred shares:
  Series I, cumulative, $1.00 par value, 1,339,241 shares authorized, issued and outstanding, including $521,053 and $888,856 of cumulative dividends in 1998 and 1999, respectively; liquidation
     value of $8,654,175                                                              8,545,842        8,986,971        8,986,971
  Series J, cumulative, $1.00 par value, 1,812,903 shares authorized,
     1,803,838 issued and outstanding, including $701,812 and
     $1,197,208 of cumulative dividends in 1998 and 1999, respectively;
     liquidation value of $11,656,388                                                12,358,200       12,853,596       12,853,596
  Series H, cumulative, $1.00 par value, 1,361,775 shares authorized, issued and outstanding, including $3,007,430 and $3,359,430 of cumulative dividends in 1998 and 1999, respectively;
     liquidation value of $8,800,000                                                 11,642,880       12,104,580       12,104,580
                                                                                   ------------     ------------     ------------
                                                                                     32,546,922       33,945,147       33,945,147

SHAREHOLDERS' DEFICIT
Preferred shares:
  Series A, $1.00 par value, 1,050,000 shares authorized, issued and outstanding, liquidation value of $1,050,000, convertible to common
     shares; no shares issued and outstanding, pro forma                              1,050,000        1,050,000                -
  Series B, $1.00 par value, 533,333 shares authorized, issued and outstanding, liquidation value of $2,000,000, convertible to common
     shares; no shares issued and outstanding, pro forma                                533,333          533,333                -
  Series C, $1.00 par value, 2,187,501 shares authorized, issued and outstanding, liquidation value of $7,000,003, convertible to common
     shares; no shares issued and outstanding, pro forma                              2,187,501        2,187,501                -
  Series D, $1.00 par value, 1,833,334 shares authorized, issued and outstanding, liquidation value of $8,250,003, convertible to common
     shares; no shares issued and outstanding, pro forma                              1,833,334        1,833,334                -
  Series F, $1.00 par value, 2,492,781 shares authorized, issued and outstanding, liquidation value of $3,115,976, convertible to common
     shares; no shares issued and outstanding, pro forma                              2,492,781        2,492,781                -
  Series G, $1.00 par value, 621,819 shares authorized, issued and outstanding, liquidation value of $2,798,186, convertible to common
     shares; no shares issued and outstanding, pro forma                                621,819          621,819                -
                                                                                   ------------     ------------     ------------
                                                                                      8,718,768        8,718,768                -
Common shares:
  $.01 par value, 125,000,000 shares authorized, 8,358,654 and
  8,983,301 shares issued and outstanding, actual in 1998 and
  1999, respectively; 75,000,000 authorized, 11,980,742 shares
  issued and outstanding, pro forma                                                      83,587           89,833          119,808
Treasury stock at cost; 34,465 common shares actual and pro forma                       (67,817)         (67,817)         (67,817)
Unearned compensation                                                                  (230,417)      (1,913,956)      (1,913,956)
Additional paid-in-capital                                                           15,467,430       17,419,604       26,427,725
Accumulated deficit                                                                 (50,763,970)     (53,051,390)     (53,370,718)
                                                                                   ------------     ------------     ------------
  Total shareholders' deficit                                                       (26,792,419)     (28,804,958)     (28,804,958)
                                                                                   ------------     ------------     ------------
  Total liabilities, redeemable preferred shares and
     shareholders' deficit                                                         $ 18,920,284     $ 17,206,660     $ 17,206,660
                                                                                   ============     ============     ============

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                              ---------------------------     ---------------------------
                                                                 1998            1999            1998            1999
                                                              -----------     -----------     -----------     -----------
Revenue                                                       $ 6,055,954     $ 6,392,805     $12,406,753     $12,420,562
Cost of revenue                                                 4,413,024       5,144,096       8,951,219       9,709,152
                                                              -----------     -----------     -----------     -----------
     Gross profit                                               1,642,930       1,248,709       3,455,534       2,711,410

Selling, general and administrative expenses                    3,243,439       4,554,817       6,591,906       8,104,635
Amortization of intangibles                                        93,442         174,491         186,884         267,933
Other operating expenses                                                -               -         111,946               -
                                                              -----------     -----------     -----------     -----------
     Loss from operations                                      (1,693,951)     (3,480,599)     (3,435,202)     (5,661,158)

Interest, net                                                     (81,793)        (90,834)       (477,962)       (199,979)
                                                              -----------     -----------     -----------     -----------
Loss from continuing operations                                (1,775,744)     (3,571,433)     (3,913,164)     (5,861,137)
Income from discontinued operations                               293,760             162         680,731          26,556
Gain from sale of discontinued operations                               -               -               -       3,547,161
                                                              -----------     -----------     -----------     -----------
Net loss before extraordinary item                             (1,481,984)     (3,571,271)     (3,232,433)     (2,287,420)
Extraordinary loss from early extinguishment of debt             (790,431)              -        (790,431)              -
                                                              -----------     -----------     -----------     -----------
Net loss                                                       (2,272,415)     (3,571,271)     (4,022,864)     (2,287,420)
Accretion of mandatory redemption value of
  preferred shares and accrued dividends on
  preferred shares                                               (858,002)       (699,112)     (1,088,852)     (1,398,225)
                                                              -----------     -----------     -----------     -----------
Net loss attributable to common shareholders                  $(3,130,417)    $(4,270,383)    $(5,111,716)    $(3,685,645)
                                                              ===========     ===========     ===========     ===========
Per share data-basic and diluted:
  Loss from continuing operations                             $     (0.33)    $     (0.48)    $     (1.06)    $     (0.84)
  Discontinued operations                                            0.04             0.0            0.15            0.00
  Gain from sale of discontinued operations                             -               -               -            0.41
  Extraordinary loss                                                (0.10)              -           (0.17)              -
                                                              -----------     -----------     -----------     -----------
  Net loss                                                    $     (0.39)    $     (0.48)    $     (1.08)    $     (0.43)
                                                              ===========     ===========     ===========     ===========
Per share data-pro forma basic and diluted:
  Loss from continuing operations                                             $     (0.39)                    $     (0.65)
  Discontinued operations                                                             0.0                            0.00
  Gain from sale of discontinued operations                                             -                            0.31
                                                                              -----------                     -----------
  Net loss                                                                    $     (0.39)                    $     (0.34)
                                                                              ===========                     ===========
Weighted average shares of common stock outstanding
  used in computing basic and diluted loss per share            8,009,939       8,864,422       4,724,545       8,628,829
                                                              ===========     ===========     ===========     ===========
Weighted average shares of common stock outstanding
  used in computing pro forma basic and diluted
  loss per share                                                               11,861,863                      11,626,270
                                                                              ===========                     ===========

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended
                                                                               June 30,
                                                                     ----------------------------
                                                                        1998             1999
                                                                     -----------     ------------
Cash flows from operating activities:
  Net loss                                                           $(4,022,864)    $(2,287,420)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                      739,877         747,012
      Provision for losses on accounts receivable                         76,457         182,728
      Gain on sale of discontinued operations                                  -      (3,547,161)
      Extraordinary loss                                                 790,431               -
      Compensation expense                                               135,912         271,450
      Exchange of debentures in satisfaction of accrued interest         439,281               -
      Changes in assets and liabilities:
        Decrease in accounts receivable                                  694,224       5,851,380
        Increase in inventories                                         (723,720)       (692,145)
        (Increase) decrease in other assets                               50,772        (249,104)
        (Decrease) increase in accounts payable                          768,706      (2,401,679)
        Decrease in accrued liabilities                                 (218,344)       (482,826)
                                                                     -----------     -----------
          Net cash used in operating activities                       (1,269,268)     (2,607,765)
                                                                     -----------     -----------
Cash flows from investing activities:
  Capital expenditures                                                  (426,096)       (693,636)
  Proceeds from sale of discontinued operations                                -       7,472,509
  Cash received in acquisition of TeleMed Corp.                                -          48,853
                                                                     -----------     -----------
    Net cash provided by (used in) investing activities                 (426,096)      6,827,726
                                                                     -----------     -----------
Cash flows from financing activities:
  Proceeds from exercise of common share options                          40,820         109,151
  Proceeds from Series I Unit Offering                                 8,930,000               -
  Borrowings under line of credit                                              -       1,400,000
  Payments under line of credit                                       (2,500,000)     (1,500,000)
  Payments on long-term debt                                          (4,692,932)              -
                                                                     -----------     -----------
    Net cash provided by financing activities                          1,777,888           9,151
                                                                     -----------     -----------
  Net increase in cash                                                    82,524       4,229,112
  Cash, beginning of period                                              204,981         718,008
                                                                     -----------     -----------
  Cash, end of period                                                $   287,505     $ 4,947,120
                                                                     ===========     ===========


    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The quarterly financial information presented herein should be read in conjunction with Allscripts' audited financial statements and the accompanying notes included in our Registration Statement on Form S-1 (No. 333-78431) declared effective July 23, 1999. The unaudited interim financial statements reflect all adjustments (all of which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

     In the first quarter of 1999, Allscripts adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires entities to capitalize certain internal-use software costs once certain criteria are met. Allscripts' practice has been to expense the costs of obtaining or developing internal-use software as incurred. According to Allscripts' policy, costs that are capitalizable under this pronouncement include external direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project and interest costs incurred when developing computer software for internal use. Costs incurred relating to development of internal-use software have not been material.

2.   Business Combinations

     On May 10, 1999, Allscripts acquired TeleMed Corp. (which operates as MedSmart), a privately held company that sells Internet-based physician drug education programs and medical books online and by telephone. Allscripts exchanged 117,500 shares of its common stock, and is obligated to issue up to an additional 117,500 shares under certain circumstances, for all of the outstanding common shares of MedSmart. Allscripts assigned a value of $11.00 per share to the shares issued in the combination, the estimated fair market value at the time of the transaction. The business combination was accounted for using the purchase method of accounting and MedSmart's results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. The acquisition resulted in goodwill of approximately $1,900,000, which represents the excess of the purchase price over the fair value of the assets and which is being amortized on a straight-line basis over two years.

     On June 30, 1999, Allscripts acquired substantially all of the assets of Shopping@Home, Inc., a development-stage Internet retailer, in exchange for a promissory note in the principal amount of $650,000, bearing interest at 6% per year and payable upon the consummation of an initial public offering. The business combination was accounted for using the purchase method of accounting and the results of operations of Shopping@Home will be included in the consolidated financial statements subsequent to the date of acquisition. The acquisition resulted in goodwill of approximately $640,000, which represents the excess of the purchase price over the fair value of the assets and which will be amortized on a straight-line basis over two years.

     The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1998 and 1999 assume the MedSmart and Shopping@Home, Inc. acquisitions occurred as of January 1 of each year. The pro forma results are not indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

                                                            Six Months Ended
                                                                June 30,
                                                          --------------------
                                                           1998         1999
                                                          -------      -------
Revenue                                                   $13,098      $12,880
                                                          =======      =======

Loss from continuing operations                           $(4,148)     $(6,314)
Income from discontinued operations                           679           26
Gain from sale of discontinued operations                       -        3,547
Extraordinary loss from early extinguishment of debt         (790)           -
                                                          --------     -------
Net loss                                                  $(4,259)     $(2,741)
                                                          ========     ========

Per share data - basic and diluted:
 Loss from continuing operations                          $ (1.08)     $ (0.89)
 Income from discontinued operations                         0.14         0.00
 Gain from sale of discontinued operations                      -         0.41
 Extraordinary loss from early extinguishment of debt       (0.16)           -
                                                          --------     --------
 Net loss                                                 $ (1.10)     $ (0.48)
                                                          ========     ========

3.   Net Loss Per Share

     Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," for all periods presented.

     In accordance with FAS 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Allscripts has excluded all outstanding convertible preferred stock, which is convertible into 2,977,483 shares of common stock, all outstanding warrants to purchase 4,903,763 shares of common stock and all outstanding options to purchase 2,363,885 shares of common stock from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented.

4.   Contingencies

     The pharmaceutical repackaging industry is subject to stringent federal and state regulations. Allscripts' repackaging operations are regulated by the FDA as if Allscripts were a manufacturer. Allscripts is also subject to regulation by the DEA in connection with the packaging and distribution of controlled substances.

     Allscripts is a defendant in over 2,000 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. Approximately 115 of these suits were filed between February 1998 and June 1999 and the remaining suits were filed in state courts in Texas in August 1999. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. In each of these suits Allscripts is one of many defendants, including manufacturers and other distributors of these drugs. Allscripts does not believe it has any significant liability incident to the distribution or repackaging of these drugs, and it has tendered defense of these lawsuits to its insurance carrier for handling. In addition, while Allscripts has only conducted a preliminary review of the recently-filed Texas suits, since physician dispensing is generally prohibited in Texas and Allscripts has never distributed these drugs in Texas, Allscripts believes that it is unlikely that it is responsible for the distribution of the drugs at issue in many of these cases. The lawsuits are in various stages of litigation, and it is too early to determine what, if any, liability Allscripts will have with respect to the claims made in these lawsuits. If Allscripts' insurance coverage in the amount of $16,000,000 per occurrence and $17,000,000 per year in the aggregate is inadequate to satisfy any resulting liability, Allscripts will have to defend these lawsuits and be responsible for the damages, if any, that Allscripts suffers as a result of these lawsuits. Allscripts does not believe that the outcome of these lawsuits will have a material adverse effect on its financial condition, results of operations or cash flows.

5.  Discontinued Operations

     In March 1999, Allscripts sold substantially all of the assets, excluding cash and accounts receivable, of its pharmacy benefit management business. The operating results of the pharmacy benefit management segment have been segregated from continuing operations and reported as a separate line item on the Unaudited Condensed Consolidated Statements of Operations under the caption "Income from discontinued operations."

      Operating results from discontinued operations were as follows:

                                                           Six Months Ended June 30,
                                                         -----------------------------
                                                             1998             1999
                                                         ------------     ------------
      Revenue.......................................      $24,790,701      $14,291,828
      Cost of revenue...............................       23,032,391       13,377,729
                                                         ------------     ------------
           Gross profit.............................        1,758,310          914,099
     Selling, general and administrative expenses...          827,935          762,172
     Amortization of intangibles....................          251,069          125,533
                                                         ------------     ------------
     Operating income...............................          679,306           26,394
     Interest income................................            1,425              162
                                                         ------------     ------------
     Income from discontinued operations............      $   680,731      $    26,556
                                                         ============     ============

     In addition, in the first quarter of 1999, Allscripts recognized a gain on the sale of this business of $3,547,161, which has also been reported as a separate line item under the caption "Gain on sale of discontinued operations." This gain does not reflect contingent payments from the buyer of up to $8,400,000, which will be recognized if and when they are realized.

     Included in revenue is $2,103,538 in the first six months of 1998 and $374,876 in the first six months of 1999 from Anthem, Inc., a related party.

6.  Income Taxes

     Allscripts has made no provision (benefit) for income taxes, as it anticipates at this time that the annual effective income tax rate will be minimal or zero.

7.  Pro Forma Information

     On July 28, 1999, Allscripts consummated an initial public offering of its common stock. Upon the closing of the offering, all of the outstanding shares of Allscripts' convertible preferred stock were automatically converted into common stock. Additionally, 19,958 shares of common stock were issued upon the closing of the offering, pursuant to a contingent share payment obligation. Allscripts has presented a pro forma balance sheet as if this conversion and contingent stock issuance occurred on June 30, 1999 and pro forma net loss per share information as if these transactions occurred on January 1, 1999.

     Upon the closing of the offering, 1,000,000 shares of undesignated preferred stock, par value $0.01 per share, and 75,000,000 shares of common stock, par value $0.01 per share, were authorized. See Note 8.

8.  Subsequent Events - Initial Public Offering

     On July 28, 1999, Allscripts completed the initial public offering of its common stock. Allscripts issued 7,000,000 shares of common stock at an initial public offering price of $16.00 per share. The initial public offering resulted in gross proceeds of $112,000,000, $7,840,000 of which was applied to the underwriting discount and approximately $1,100,000 of which was applied to related offering expenses. In addition, Allscripts used $34,745,088 of the proceeds to redeem all outstanding shares of its Series H, I and J Redeemable Preferred Stock, plus accrued dividends thereon, $3,900,000 to repay advances under its revolving line of credit with its commercial bank and $653,033 to repay a promissory note, including accrued interest, issued as consideration for Allscripts' acquisition of Shopping@Home, Inc. The remaining net proceeds of approximately $64,000,000 were invested in short-term, interest-bearing, investment grade securities.

9.   Supplemental Cash Flow Information

Noncash investing and financing activities:
     In connection with the acquisition of TeleMed, Inc., Allscripts issued 117,500 common shares valued at $11.00 per share

     In connection with the acquisition of Shopping@Home, Inc., Allscripts issued a note in the face amount of $650,000, bearing interest at 6% per annum

     In connection with the Series H and I warrants, Allscripts has reclassified from Additional paid-in-capital to Series H and I Redeemable Preferred shares, accretion and accrued dividends totaling in the aggregate $1,088,852 and $1,398,225 at June 30, 1998 and 1999, respectively

     In connection with the issuance of common share options, Allscripts recorded $322,741 and $1,844,753 of unearned compensation in the first six months of 1998 and 1999, respectively

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We provide physicians with Internet and client/server medication management solutions designed to improve the quality and cost effectiveness of pharmaceutical healthcare. We currently derive our revenue from the sale of prepackaged medications, software licenses of our TouchScript medication management software, computer hardware and related services.

     Our shift in focus away from physicians with a high percentage of fee-for-service patients to those who require technology-based services to operate successfully in a managed care environment is reflected in the composition of our revenue, as depicted in the following table:

                                                                              Quarter Ended
                                             ----------------------------------------------------------------------
                                                                 1998                                  1999
                                             ---------------------------------------------     --------------------
                                             March 31     June 30     Sept. 30     Dec. 31     March 31     June 30
                                             --------     -------     --------     -------     --------     -------
                                                                         (In thousands)
Traditional revenue......................     $6,101      $5,807       $5,394      $5,036       $5,235      $4,537
E-commerce revenue.......................        250         249          366         479          793       1,855
                                              ------      ------       ------      ------       ------      ------
   Total revenue.........................     $6,351      $6,056       $5,760      $5,515       $6,028      $6,392
                                              ======      ======       ======      ======       ======      ======

     Traditional revenue is derived from the sale of prescription medications and other medical products to physicians through non-Internet channels. We expect traditional revenue to represent a decreasing percentage of total revenue in the future. E-commerce revenue includes the sale of prescription medications over the Internet as well as technology-related revenue for software license fees, computer hardware sales and leases and related services. For the three months ended June 30, 1999, sales of prepackaged medications represented 95% of e-commerce revenue. For the three months ended June 30, 1999, approximately 56% of our e-commerce revenue represented a shifting of traditional customers to TouchScript or Internet ordering. While we expect a portion of future e-commerce revenue to continue to represent a shifting of traditional revenue, we anticipate that most of the future growth in e-commerce revenue will be generated by physician practice groups that are not currently our customers but either have an interest in physician dispensing, or do not intend to dispense but are subject to financial risk imposed by managed care payers with respect to medications that they prescribe, or both.

     We believe that managed care prescription programs will continue to cover an increasing percentage of patients for the foreseeable future. This trend will have the effect of reducing the dispensing opportunities for our traditional dispensing customers because of their inability to submit claims electronically for reimbursement by managed care payers. This reduction in dispensing opportunities will reduce the revenue that we have historically recognized from these customers. Additionally, managed care programs impose reduced reimbursement rates for the medications dispensed to their plan participants, thus providing us with a dollar margin per prescription dispensed that is lower than we have historically experienced. Because TouchScript enables physicians to submit claims electronically for reimbursement by managed care payers, a large portion of the medications dispensed by our TouchScript customers are to managed care patients. Accordingly, we expect that the fastest growing portion of our business will provide margins with respect to the sale of prepackaged medications that are lower than we have historically experienced.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Total revenue for the three months ended June 30, 1999 increased by 6% or $336,000 from $6,056,000 in 1998 to $6,392,000 in 1999. Traditional revenue for the three months ended March 31, 1999 decreased by 22% or $1,270,000 from $5,807,000 in 1998 to $4,537,000 in 1999. E-commerce revenue increased by 645%
or $1,606,000 from $249,000 in the second quarter of 1998 to $1,855,000 in the second quarter of 1999. The decrease in traditional revenue reflects reduced levels of prepackaged medication dispensing by our traditional customers as a result of the increased penetration of managed care prescription programs, as well as the attrition of customers. This decrease also reflects a shifting of traditional revenue to e-commerce by virtue of traditional customers ordering products over the Internet. This decrease was partially offset by the introduction of new, more expensive brand medications and by revenue generated by MedSmart, which was acquired in May 1999. The increase in e-commerce revenue reflects additional installations and increased use of TouchScript, and a shifting of traditional revenue as outlined above.

     Cost of revenue for the three months ended June 30, 1999 increased by 17% or $731,000 from $4,413,000 in 1998 to $5,144,000 in 1999 due to the increased revenue, a greater percentage of revenue coming from higher cost brand products and increased costs of production and order fulfillment. As a percentage of total revenue, cost of revenue for the three months ended June 30, 1999 increased to 80.5% from 72.9% in the prior year period principally due to a greater percentage of revenue coming from lower dollar margin and lower percentage margin prescriptions filled on behalf of patients covered by managed prescription benefit programs, a greater percentage of revenue coming from higher cost brand products and increased costs of production and order fulfillment.

     Selling, general and administrative expenses for the three months ended June 30, 1999 increased by 40% or $1,311,000 over the prior year period due primarily to additional spending of $718,000 for sales support personnel needed to sell, implement and support TouchScript installations, additional spending of $219,000 for TouchScript and Internet product development personnel, $158,000 in costs associated with legislative and lobbying efforts, $109,000 related to MedSmart operations and additional spending of $63,000 on information systems personnel. As a result, selling, general and administrative expenses as a percentage of total revenue increased to 71.3% for the three months ended June 30, 1999 from 53.6% of total revenue in the prior year period. To implement our strategy fully, we expect to increase the number of our sales, sales support, product development and customer service personnel significantly, and, accordingly, we expect our operating expenses to continue to increase substantially.

     Amortization of intangibles for the three months ended June 30, 1999 increased by 87% or $81,000 from the prior year period. The increase in amortization relates to the amortization of the goodwill recorded in the MedSmart acquisition, which was completed in May 1999.

     Interest expense for the three months ended June 30, 1999 increased by 11% or $9,000 over the prior year period due to increased borrowings under a revolving credit facility with our commercial bank. These increases were partially offset by interest we paid in the 1998 period on the subordinated convertible debentures, which were exchanged for Series J redeemable preferred stock in April 1998, and interest we paid in the 1998 period on the term loan we had with our commercial bank, which was repaid in April 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Total revenue for the six months ended June 30, 1999 increased by $13,000 from $12,407,000 in 1998 to $12,420,000 in 1999. Traditional revenue for the six months ended June 30, 1999 decreased by 18% or $2,136,000 from $11,908,000 in 1998 to $9,772,000 in 1999. E-commerce revenue increased by 431% or $2,149,000 from $499,000 for the six months ended June 30, 1998 to $2,648,000 for the same period in 1999. The decrease in traditional revenue reflects reduced levels of prepackaged medication dispensing by our traditional customers as a result of the increased penetration of managed care prescription programs, as well as the attrition of customers. This decrease also reflects a shifting of traditional revenue to e-commerce by virtue of traditional customers ordering products over the Internet. This decrease was partially offset by the introduction of new, more expensive brand medications and by revenue generated by MedSmart. The increase in e-commerce revenue reflects additional installations and increased use of TouchScript, and a shifting of traditional revenue as outlined above.

     Cost of revenue for the six months ended June 30, 1999 increased by 8% or $758,000 from $8,951,000 in 1998 to $9,709,000 in 1999 due to a shift to higher cost brand products and increased costs of production and order fulfillment. As a percentage of total revenue, cost of revenue for the six months ended June 30, 1999 increased to 78.2% from 72.1% in the prior year period principally due to a greater percentage of revenue coming from lower dollar margin and lower percentage margin prescriptions filled on behalf of patients covered by managed prescription benefit programs, and increased costs of production and order fulfillment.

      Selling, general and administrative expenses for the six months ended June 30, 1999 increased by 23% or $1,513,000 over the prior year period due primarily to additional spending of $1,280,000 for sales support personnel needed to sell, implement and support TouchScript installations, additional spending of $334,000 for TouchScript and Internet product development personnel, $109,000 related to MedSmart operations and additional spending of $135,000 for deferred compensation expense. In 1998 and the first quarter of 1999 we recorded unearned stock compensation of approximately $2,250,000, representing the difference between the exercise price of stock option grants and the deemed fair market value of our common stock at the time of the grants. This amount will be amortized to expense over the vesting periods of the applicable options and is expected to be fully amortized by 2003. These costs were partially offset by a reduction in sales personnel and related expenses as a result of a refocusing of our sales effort. As a result, selling, general and administrative expenses as a percentage of total revenue increased to 65.3% for the six months ended June 30, 1999 from 53.1% of total revenue in the prior year period.

      Amortization of intangibles for the six months ended June 30, 1999 increased by 43% or $81,000 in 1999 from the prior year period. The increase in amortization relates to the amortization of the goodwill recorded in the MedSmart acquisition.

     Other operating expenses decreased in 1999 by 100% or $112,000 over the prior year period. The 1998 expenses consisted entirely of severance costs related to the refocusing of our sales efforts.

     Interest expense for the six months ended June 30, 1999 decreased by 58% or $278,000 over the prior year period due to the exchange in 1998 of subordinated convertible debentures for redeemable preferred stock and the repayment in 1998 of the term loan we had with our commercial bank. These amounts were partially offset by increased borrowings in 1999 under our revolving credit facility with our commercial bank.

      The operating results of our pharmacy benefit management business, which we sold in March, 1999, have been segregated from continuing operations and reported as a separate line item on the Unaudited Condensed Consolidated Statements of Operations under the caption "Income from discontinued operations." Additionally, the gain we recognized from the sale of this business has been reported as a separate line item under the caption "Gain from sale of discontinued operations."

Liquidity and Capital Resources

      At June 30, 1999, our principal sources of liquidity consisted of $4,947,000 of cash.

      Net cash used in operating activities increased by $1,339,000 to $2,608,000 for the six months ended June 30, 1999, compared to $1,269,000 for the six months ended June 30, 1998, due to an increase in operating losses. Accounts receivable, net of allowances, decreased from $9,525,000 at December 31, 1998 to $3,630,000 at June 30, 1999 and accounts payable decreased over the same period from $7,830,000 to $5,949,000. These decreases resulted primarily from the collection of outstanding receivables and the payment of outstanding payables relating to our pharmacy benefit management business, which we sold in March 1999. In addition, net inventories did not materially change from December 31, 1998 to June 30, 1999 as the decrease in inventories resulting from the sale of our pharmacy benefit management business was offset by an increase in our inventories of computer equipment in anticipation of increased sales and installations of our TouchScript software.

      Net cash provided by investing activities increased by $7,254,000 to $6,828,000 in the first six months of 1999 from a net use of $426,000 in the first six months of 1998, primarily as a result of the sale of the pharmacy benefit management business in March 1999. Capital expenditures were $694,000 for the first six months of 1999 and $426,000 for the first six months of 1998. The increased level of expenditures in 1999 relates to computer systems placed at sites where we manage the dispensary or pharmacy on behalf of the physician and increases in capital outlays to accommodate new employees. Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the ordinary course of business. Net cash provided by financing activities decreased by $1,769,000 to $9,000 for the first six months of 1999 compared to $1,778,000 for the six months ended June 30, 1998, primarily because of the issuance in 1998 of $8,600,000 in redeemable preferred stock offset in part by the repayment in 1998 of $4,700,000 in term debt and $2,500,000 outstanding under our revolving line of credit.

     We have spent $771,000 and $586,000 on software development costs in 1998 and in the six months ended June 30, 1999, respectively. While technological feasibility for the current version of TouchScript has been achieved, and, therefore, we have capitalized the related software development costs, these costs have been written off because their recoverability is uncertain since market acceptance of the current version of TouchScript has not been achieved.

     On July 28, 1999, we completed an initial public offering of our common stock. We issued 7,000,000 shares of common stock at an offering price of $16.00 per share. The offering resulted in gross proceeds of $112,000,000, $7,840,000 of which were applied to the underwriting discount and approximately $1,100,000 of which were applied to related offering expenses. In addition, we used $34,745,088 of the proceeds to redeem all outstanding shares of our Series H, I and J Redeemable Preferred Stock, plus accrued dividends thereon, $3,900,000 to repay all advances under our revolving line of credit with our commercial bank and $653,033 to repay a promissory note, including accrued interest, issued as consideration for our acquisition of Shopping@Home, Inc. The remaining net proceeds of approximately $64,000,000 were invested in short-term, interest-bearing, investment grade securities.

     We believe that current cash and marketable securities balances will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in the amounts or on terms acceptable to us, if at all.

Year 2000

     Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the Year 2000. We use software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the Year 2000 phenomenon. For example, we are dependent on third-party vendors to host our Internet servers, perform certain information processing functions and provide other services critical to our business.

     We have reviewed the Year 2000 compliance of our medication management products and have tested these products to determine how they will function at and beyond the Year 2000. Based upon our assessment to date, we believe that all of the medication management products that we currently sell are Year 2000 compliant. We have contacted the small number of customers using certain older versions of our products that are not Year 2000 compliant. We have offered these customers upgrades to Year 2000 compliant versions of these products at no cost.

     We have assessed the Year 2000 readiness of all mission-critical hardware, operating systems and third-party and proprietary software, which include software for use in our accounting, order entry, database, security and other operating systems. The failure of our software or systems to be Year 2000 compliant could have a material adverse effect on our corporate accounting functions, our ability to fulfill orders and the operation of TouchScript and our Web site. As part of the assessment of the Year 2000 compliance of these systems, we have received assurances from our vendors that their software, computer technology and other services are Year 2000 compliant. We have expensed amounts incurred in connection with Year 2000 assessment through December 31, 1998. Such amounts have not been material. As of August 1, 1999 we had completed our assessment process, replaced all mission-critical, non-compliant hardware with hardware that is Year 2000 compliant, upgraded all mission-critical third-party software, including operating systems, to Year 2000 compliant versions, upgraded proprietary software so that it is Year 2000 compliant, and upgraded the interfaces among our internal systems and between those systems and external systems. We will begin system-wide testing in September, 1999, which we expect to be completed by October 31, 1999. At this time, we cannot determine the expenses associated with this testing and any potential remediation plan that may be incurred in the future. The failure of our software and computer systems and of our third-party suppliers to be Year 2000 compliant could have a material adverse effect on us. As of June 30, 1999, we had incurred costs that we believe are allocable to the Year 2000 problem of approximately $125,000.

      The Year 2000 readiness of the general infrastructure necessary to support our operations is difficult to assess. For instance, we depend on the integrity and stability of the Internet to provide our services. The infrastructure necessary to support our operations consists of a network of computers and telecommunications systems located throughout the world and operated by numerous unrelated entities and individuals, none of which has the ability to control or manage the potential Year 2000 issues that may impact the entire infrastructure. Our ability to assess the reliability of this infrastructure is limited and relies solely on generally available news reports, surveys and comparable industry data. Based on these sources, we believe most entities and individuals who rely significantly on the Internet are carefully reviewing and attempting to remediate issues relating to Year 2000 compliance, but it is not possible to predict whether these efforts will be successful in reducing or eliminating the potential negative impact of Year 2000 issues. A significant disruption in the ability to reliably access the Internet or portions of it wold have an adverse effect on demand for our products and services and would have a material adverse effect on us.

      We have not developed a contingency plan to address situations that may result if we or our vendors are unable to achieve Year 2000 compliance. If circumstances require, we will develop a contingency plan. The cost of developing and implementing such a plan, if necessary, could be material. Any failure of our material systems, our vendors' material systems or the Internet to be Year 2000 compliant could have material adverse consequences for us.
These consequences could include difficulties in operating our Web site effectively, taking product orders, making product deliveries, transmitting data or conducting other fundamental parts of our business.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

      This report and statements we or our representatives make contain forward-looking statements that involve risks and uncertainties. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. Forward-looking statements do not guarantee future performance. Recognize these statements for what they are and do not rely upon them as facts.

      Forward-looking statements involve risks, uncertainties and assumptions, including, but not limited to, those discussed in this report. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934. Because we cannot predict all of the risks and uncertainties that may affect us, or control the ones we do predict, our actual results may be materially different from the results we express in our forward-looking statements.

      For a more complete discussion of the risks, uncertainties and assumptions that may affect us, see Allscripts' Registration Statement on Form S-1 (No. 333-78431) declared effective July 23, 1999.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         See Note 4, Contingencies in Part I, Item 1, Financial Statements.

Item 2.  Changes in Securities and Use of Proceeds.

       On July 28, 1999, Allscripts completed the initial public offering of its common stock. The managing underwriters were Goldman Sachs & Co., Bear Stearns & Co. Inc., CIBC World Markets Corp. and Wit Capital Corporation. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-78431). The effective date of the Registration Statement was July 23, 1999.

       The offering was completed on July 28, after we had sold 7,000,000 shares of common stock registered under the Registration Statement at an initial public offering price of $16.00 per share. The remaining 1,050,000 shares of common stock registered under the Registration Statement were subject to the underwriters' over-allotment option, which was not exercised. The initial public offering resulted in gross proceeds of $112,000,000, $7,840,000 of which was applied to the underwriting discount and approximately $1,100,000 of which was applied to related expenses. In addition, we used $34,745,088 of the proceeds to redeem all outstanding shares of our Series H, I and J Redeemable Preferred Stock, including accrued dividends thereon, $3,900,000 to repay advances under our revolving line of credit with our commercial bank and $653,033 to repay a promissory note, including accrued interest, issued as consideration for our acquisition of Shopping@Home, Inc., principal shareholders of which are Glen E. Tullman, our Chairman and Chief Executive Officer, and Joseph E. Carey, our Chief Operating Officer. The remaining net proceeds of the offering to Allscripts of approximately $64,000,000 were invested in short-term, interest-bearing, investment grade securities.

       Except as set forth below and in connection with the repayment of the Shopping@Home promissory note as described above, none of the net proceeds of the offering were paid by Allscripts, directly or indirectly, to any director, officer or general partner of Allscripts or their associates, persons owning ten percent or more of any class of Allscripts' equity securities, or affiliates of
Allscripts:

       Net proceeds of the offering were used to redeem shares of redeemable preferred stock held by some of our affiliates according to their redemption terms as follows:

     . $10,468,581 to redeem 815,594 shares of Series H Preferred Stock and 439,883 shares of Series J Preferred Stock plus accrued but unpaid dividends thereon held by Liberty Partners Holdings 6, L.L.C.;

     . $12,473,513 to redeem 217,459 shares of Series H Preferred Stock, 1,199,770 shares of Series I Preferred Stock and 268,204 shares of Series J Preferred Stock plus accrued but unpaid dividends thereon held collectively by Morgan Stanley Venture Partners III, L.P., Morgan Stanley Venture Investors III, L.P. and The Morgan Stanley Venture Partners Entrepreneur Fund, L.P.;

     . $605,892 to redeem 18,929 shares of Series H Preferred Stock, 37,493 shares of Series I Preferred Stock and 23,345 shares of Series J Preferred Stock plus accrued but unpaid dividends thereon held by Glen
          E. Tullman, our Chairman and Chief Executive Officer;

     . $245,780 to redeem 7,764 shares of Series H Preferred Stock, 14,997 shares of Series I Preferred Stock and 9,575 shares of Series J Preferred Stock plus accrued but unpaid dividends thereon held by David B. Mullen, our President and Chief Financial Officer;

     . $14,179 to redeem 796 shares of Series H Preferred Stock and 982 shares of Series J Preferred Stock plus accrued but unpaid dividends thereon held by John G. Cull, our Senior Vice President, Finance, Treasurer and Secretary;

     . $189,992 to redeem 9,159 shares of Series H Preferred Stock, 3,749 shares of Series I Preferred Stock and 11,295 shares of Series J Preferred Stock plus accrued but unpaid dividends thereon held by Joseph E. Carey, our Chief Operating Officer;

     . $46,430 to redeem 796 shares of Series H Preferred Stock, 4,499 shares of Series I Preferred Stock and 982 shares of Series J Preferred Stock plus accrued but unpaid dividends thereon held by James A. Rosenblum, our Chief Technology Officer; and

     . $49,642 to redeem 2,787 shares of Series H Preferred Stock and 3,438 shares of Series J Preferred Stock plus accrued but unpaid dividends thereon held by Philip D. Green, a member of our Board of Directors.

       Upon the closing of the initial public offering of Allscripts' common stock, all outstanding shares of Allscripts' Series A, B, C, D, F and G Convertible Preferred Stock converted into a total of 2,977,483 shares of common stock in accordance with the terms of each series of preferred stock. Also upon the closing of the offering, all outstanding shares of Allscripts' Series H, I and J Redeemable Preferred Stock were redeemed by Allscripts.

       On May 12, 1999, Allscripts issued an aggregate of 117,500 shares of common stock to the stockholders of TeleMed Corp. in exchange for all of the outstanding capital stock of TeleMed Corp. Exemption from registration is claimed pursuant to Section 4(2) of the Securities Act, no public sale having been involved. On June 30, 1999, Allscripts issued a promissory note in the principal amount of $650,000, bearing interest at an annual rate of 6%, to Shopping@Home, Inc. in exchange for substantially all of the assets of Shopping@Home. Exemption from registration is claimed pursuant to Section 4(2) of the Securities Act, no public sale having been involved. Upon the closing of the offering, Allscripts, Inc., an Illinois corporation, merged with and into its wholly owned subsidiary, Allscripts, Inc., a Delaware corporation. In connection with the merger, Allscripts, Inc. (Delaware) issued shares of common stock to the holders of common stock of Allscripts' Inc. (Illinois), in exchange for such holders' shares of common stock of Allscripts, Inc. (Illinois). Exemption from registration is claimed pursuant to Section 3(a)(9) of the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders.

       Pursuant to a written consent of the stockholders of Allscripts dated June 18, 1999, the stockholders of Allscripts approved the following matters, all of which were reflected in Allscripts' Registration Statement on Form S-1 or filed as exhibits thereto:

     (a) The amendment of the Amended and Restated Articles of Incorporation of Allscripts, Inc., an Illinois corporation, to (i) effect a one-for-six reverse split of Allscripts, Inc. (Illinois) common stock and (ii) provide Allscripts, Inc. (Illinois) with the option to redeem all or part of its outstanding Series H Superior Senior Redeemable Preferred Stock, $1.00 par value, and Series J Super Superior Senior Redeemable Preferred Stock, $1.00 par value, upon the consummation of the initial public offering.

     (b) The amendment and restatement of the Amended and Restated 1993 Stock Incentive Plan to, among other things, increase the number of shares of common stock authorized for issuance under the Plan by 1,300,000 to 4,393,489 shares (giving effect to the reverse stock split described above).

     (c) The reincorporation of Allscripts, Inc. (Illinois), in the State of Delaware through the merger of Allscripts, Inc. (Illinois) into Allscripts, Inc., a Delaware corporation and a wholly owned subsidiary of Allscripts, Inc. (Illinois).

Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits - See Index to Exhibits.

       (b)  Reports on Form 8-K.

            No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:       September 3, 1999       ALLSCRIPTS, INC.
       --------------------------   (Registrant)

                                    By: /s/  David B. Mullen
                                       -------------------------------------
                                       David B. Mullen
                                       President and Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)

                               INDEX TO EXHIBITS



Exhibit  Description
-------  -----------

3.1      Amended and Restated Certificate of Incorporation of Allscripts

3.2      By-Laws of Allscripts

27.1     Financial Data Schedule