Form 10-Q
period 1999-09-30
ALLSCRIPTS INC /IL
filed 1999-11-15
CIK 1061377

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              __________________

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

          (1)  Yes       X          No
                        ---             ---

          (2)  Yes       X          No
                        ---             ---


     As of October 31, 1999, there were 24,146,985 shares of the Registrant's $0.01 par value common stock outstanding.

                               ALLSCRIPTS, INC.

                                   FORM 10-Q

                                     INDEX


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          At December 31, 1998 and September 30, 1999 (unaudited)             1

          Unaudited Condensed Consolidated Statements of Operations
          For the three and nine months ended September 30, 1998 and 1999     3

          Unaudited Condensed Consolidated Statements of Cash Flows
          For the nine months ended September 30, 1998 and 1999               4

          Notes to Unaudited Condensed Consolidated Financial Statements      5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         15


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                          15

Item 6.   Exhibits and Reports on Form 8-K                                   16


SIGNATURES                                                                   17

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)


                                                                        December 31,                  September 30,
                                                                            1998                         1999
                                                                            ----                         ----
                                                                                                      (Unaudited)
 ASSETS
 Current assets:
        Cash and cash equivalents                                         $   718                     $27,089
        Marketable securities                                                  -                       36,000
        Accounts receivable, net of allowances of $4,523 in 1998 and
             $3,691 in 1999                                                 9,525                       4,810
        Inventories                                                         2,905                       3,721
        Prepaid expenses and other current assets                             230                         523
                                                                           ------                     -------
                             Total current assets                          13,378                      72,143

 Fixed assets, net of accumulated depreciation of $4,855 in 1998
   and $5,103 in 1999                                                       1,784                       2,565
 Intangible assets, net of accumulated amortization of $17,142 in 1998
   and $12,020 in 1999                                                      3,702                       4,171
 Other assets                                                                  57                          68
                                                                          -------                     -------
                             Total assets                                 $18,921                     $78,947
                                                                          =======                     =======


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                     (In thousands, except share amounts)

                                                                                 December 31,                   September 30,
                                                                                    1998                            1999
                                                                                 ------------                   -------------
                                                                                                                 (Unaudited)
LIABILITIES
Current liabilities:
        Notes payable                                                             $     4,000                   $           -
        Accounts payable                                                                7,830                           5,110
        Accrued vacation                                                                  550                             718
        Deferred revenue                                                                    -                             437
        Accrued compensation/withholding taxes                                              7                             378
        Other accrued expenses                                                            720                             389
                                                                                  -----------                   -------------
                             Total current liabilities                                 13,107                           7,032
 Long-term debt                                                                            59                              59
                                                                                  -----------                   -------------
                             Total liabilities                                         13,166                           7,091
                                                                                  -----------                   -------------
 Redeemable preferred shares:
        Series I, cumulative, $1.00 par value, 1,339,241 shares authorized, issued and outstanding, including $521 of cumulative
          dividends at December 31, 1998; liquidation value of $8,654;
          no shares authorized, issued and outstanding at September 30, 1999            8,546                               -
        Series J, cumulative, $1.00 par value, 1,812,903 shares authorized,
          1,803,838 issued and outstanding, including $702 of
          cumulative dividends at December 31, 1998; liquidation value of $11,656; no shares authorized, issued and outstanding at
          September 30, 1999                                                           12,358                               -
        Series H, cumulative, $1.00 par value, 1,361,775 shares authorized, issued and outstanding, including $3,007 of cumulative
          dividends at December 31, 1998; liquidation value of $8,800;
          no shares authorized, issued and outstanding at
          September 30, 1999                                                           11,643                               -
                                                                                 ------------                   -------------
                             Total redeemable preferred shares                         32,547                               -
                                                                                 ------------                   -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred shares:
        Series A, $1.00 par value, 1,050,000 shares authorized,
          issued and outstanding, liquidation value of $1,050, convertible to common shares at December 31, 1998; no shares authorized, issued and
          outstanding at September 30, 1999                                             1,050                               -
        Series B, $1.00 par value, 533,333 shares authorized, issued and outstanding, liquidation value of $2,000, convertible to
          common shares at December 31, 1998; no shares authorized, issued
          and outstanding at September 30, 1999                                           533                               -
        Series C, $1.00 par value, 2,187,501 shares authorized, issued and outstanding, liquidation value of $7,000, convertible to
          common shares at December 31,1998; no shares authorized, issued
          and outstanding at September 30, 1999                                         2,188                               -
       Series D, $1.00 par value, 1,833,334 shares authorized, issued and outstanding, liquidation value of $8,250, convertible to
         common shares at December 31, 1998; no shares authorized, issued
         and outstanding at September 30, 1999                                          1,833                               -
        Series F, $1.00 par value, 2,492,781 shares authorized, issued and outstanding, liquidation value of $3,116, convertible to common shares at December 31, 1998; no shares authorized, issued
          and outstanding at September 30, 1999                                         2,493                               -
        Series G, $1.00 par value, 621,819 shares authorized, issued and outstanding, liquidation value of $2,798, convertible to
          common shares at December 31, 1998; no shares authorized,
          issued and outstanding at September 30, 1999                                    622                               -
                                                                                 ------------                   -------------
                             Total preferred shares                                     8,719                               -
  Common shares:
        $0.01 par value, 125,000,000 shares authorized, 8,358,654 shares issued, 8,324,189 shares outstanding at December 31, 1998;
          75,000,000 shares authorized, 24,033,596 shares issued,
          23,858,475 shares outstanding at September 30, 1999                              84                             240
        Treasury stock at cost; 34,465 common shares at December 31, 1998;
          175,121 common shares at September 30, 1999                                     (68)                         (1,463)
  Unearned compensation                                                                  (230)                         (1,773)
  Additional paid-in-capital                                                           15,467                         131,890
  Accumulated deficit                                                                 (50,764)                        (57,038)
                                                                                 ------------                   -------------
                             Total stockholders' equity (deficit)                     (26,792)                         71,856
                                                                                 ------------                   -------------
                             Total liabilities, redeemable preferred
                               shares and stockholders' equity (deficit)         $     18,921                   $      78,947
                                                                                 ============                   =============

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)





                                                                            Three Months Ended               Nine Months Ended
                                                                               September 30,                   September 30,
                                                                       --------------------------      --------------------------
                                                                           1998          1999              1998          1999
                                                                       ------------  ------------      ------------  ------------
Revenue                                                                $      5,760  $      6,975      $     18,167  $     19,395
Cost of revenue                                                               4,280         5,686            13,231        15,394
                                                                       ------------  ------------      ------------  ------------
              Gross profit                                                    1,480         1,289             4,936         4,001
Selling, general and administrative expenses                                  3,117         5,698             9,709        13,802
Amortization of intangibles                                                      93           477               280           745
Other operating expenses                                                          -           319               112           319
                                                                       ------------  ------------      ------------  ------------
              Loss from operations                                           (1,730)       (5,205)           (5,165)      (10,865)
                                                                       ------------  ------------      ------------  ------------
Interest income                                                                   1           646                 4           670
Interest expense                                                                (47)          (43)             (528)         (267)
                                                                       ------------  ------------      ------------  ------------
Interest, net                                                                   (46)          603              (524)          403
                                                                       ------------  ------------      ------------  ------------
Loss from continuing operations                                              (1,776)       (4,602)           (5,689)      (10,462)
Income from discontinued operations                                             202           616               882           642
Gain from sale of discontinued operations                                         -             -                 -         3,547
                                                                       ------------  ------------      ------------  ------------
Net loss before extraordinary item                                           (1,574)       (3,986)           (4,807)       (6,273)
Extraordinary loss from early extinguishment of debt                              -             -              (790)            -
                                                                       ------------  ------------      ------------  ------------
Net loss                                                                     (1,574)       (3,986)           (5,597)       (6,273)
Accretion of mandatory redemption value of
  preferred shares and accrued dividends on preferred shares                   (699)         (800)           (1,788)       (2,198)
                                                                       ------------  ------------      ------------  ------------
Net loss attributable to common stockholders                           $     (2,273) $     (4,786)     $     (7,385) $     (8,471)
                                                                       ============  ============      ============  ============
Per share data-basic and diluted:
      Loss from continuing operations (including accretion
        and accrued dividends on preferred shares)                     $      (0.31) $      (0.27)     $      (1.35) $      (1.24)
      Income from discontinued operations                                      0.03          0.03              0.16          0.06
      Gain from sale of discontinued operations                                   -             -                 -          0.35
      Extraordinary loss                                                          -             -             (0.14)            -
                                                                       ------------  ------------      ------------  ------------
      Net loss attributable to common stockholders                     $      (0.28) $      (0.24)     $      (1.33) $      (0.83)
                                                                       ============  ============      ============  ============
Per share data-pro forma basic and diluted:
      Loss from continuing operations (excluding accretion
        and accrued dividends on preferred shares-see Note 6)          $      (0.19) $      (0.23)     $      (0.70) $      (0.82)
      Income from discontinued operations                                      0.02          0.03              0.10          0.05
      Gain from sale of discontinued operations                                   -             -                 -          0.28
      Extraordinary loss                                                          -             -             (0.09)            -
                                                                       ------------  ------------      ------------  ------------
      Net loss attributable to common stockholders                     $      (0.17) $      (0.20)     $      (0.69) $      (0.49)
                                                                       ============  ============      ============  ============
Weighted average shares of common stock outstanding
  used in computing  basic and diluted loss per share                         8,012        20,110             5,557        10,199
                                                                       ============  ============      ============  ============
Weighted average shares of common stock outstanding
  used in computing pro forma basic and diluted loss per share               11,009        20,110             8,554        12,793
                                                                       ============  ============      ============  ============



   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (In thousands, except share and per share amounts)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                    ---------------------------------------------
                                                                                            1998                    1999
                                                                                    -------------------      --------------------
Cash flows from operating activities:
  Net loss                                                                          $            (5,597)     $             (6,273)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                                   460                       637
     Amortization                                                                                   657                       872
     Provision for losses on accounts receivable                                                    112                      (351)
     Gain on sale of discontinued operations                                                          -                    (3,547)
     Extraordinary loss                                                                             790                         -
     Non-cash compensation expense on common share options                                          156                       412
     Non-cash expense from issuance of contingent shares                                              -                       319
     Exchange of debentures in satisfaction of accrued interest                                     439                         -
     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                                 (324)                    5,201
        Increase in inventories                                                                    (421)                   (1,489)
        Increase in prepaid expenses and other assets                                               (99)                     (411)
        (Decrease) increase in accounts payable                                                      61                    (3,239)
        Decrease in accrued and other current liabilities                                           (57)                      (70)
                                                                                    -------------------      --------------------
        Net cash used in operating activities                                                    (3,823)                   (7,939)
                                                                                    -------------------      --------------------
Cash flows from investing activities:
  Capital expenditures                                                                             (653)                   (1,634)
  Purchases of marketable securities                                                                  -                   (36,000)
  Proceeds from sale of discontinued operations                                                       -                     7,473
  Cash received in acquisitions                                                                       -                        49
                                                                                    -------------------      --------------------
        Net cash used in investing activities                                                      (653)                  (30,112)
                                                                                    -------------------      --------------------
Cash flows from financing activities:
  Proceeds from exercise of common stock options                                                     41                       378
  Proceeds from initial public offering-net                                                           -                   103,026
  Payments for preferred stock redemptions                                                            -                   (34,745)
  Proceeds from Series I Unit Offering                                                            8,930                         -
  Payment of note payable in connection with acquisition                                              -                      (650)
  Proceeds from exercise of common stock warrants                                                     -                       413
  Borrowings under line of credit                                                                 2,550                     1,400
  Payments under line of credit                                                                  (2,500)                   (5,400)
  Payments on long-term debt                                                                     (4,693)                        -
                                                                                    -------------------      --------------------
        Net cash provided by financing activities                                                 4,328                    64,422
                                                                                    -------------------      --------------------
  Net increase (decrease) in cash and cash equivalents                                             (148)                   26,371
  Cash and cash equivalents, beginning of period                                                    205                       718
                                                                                    -------------------      --------------------
  Cash and cash equivalents, end of period                                          $                57      $             27,089
                                                                                    -------------------      --------------------


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The quarterly financial information presented herein should be read in conjunction with Allscripts' audited financial statements and the accompanying notes included in our Registration Statement on Form S-1 (No. 333-78431) declared effective July 23, 1999. The unaudited interim financial statements for the three and nine months ended September 30, 1999, have been prepared on a basis consistent with those financial statements and reflect all adjustments (all of which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements include the accounts of Allscripts, Inc. and its wholly owned subsidiaries (collectively referred to as "Allscripts"). All significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

2.   Recently Issued Accounting Standards

     In the first quarter of 1999, Allscripts adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires entities to capitalize certain internal-use software costs once certain criteria are met. Prior to 1999, Allscripts' practice was to expense the costs of obtaining or developing internal-use software as incurred. Costs that are capitalizable under this pronouncement include external direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project and interest costs incurred when developing computer software for internal use. Costs incurred relating to development of internal-use software have not been material.

3.   Initial Public Offering

     On July 28, 1999, Allscripts completed the initial public offering of its common stock. Allscripts issued 7,000,000 shares of common stock at an initial public offering price of $16.00 per share. The initial public offering resulted in gross proceeds of $112,000,000, $7,840,000 of which was applied to the underwriting discount and approximately $1,150,000 of which was applied to related offering expenses. In addition, Allscripts used approximately $34,745,000 of the proceeds to redeem all outstanding shares of its Series H, I and J Redeemable Preferred Stock, plus accrued dividends thereon, $3,900,000 to repay advances under its revolving line of credit with it's commercial bank and approximately $653,000 to repay a promissory note, including accrued interest, issued as consideration for Allscripts' acquisition of Shopping@Home, Inc. (see
Note 4). The remaining net proceeds of approximately $64,000,000 were invested in short-term, interest-bearing, investment grade securities.

4.   Business Combinations

     On May 10, 1999, Allscripts acquired TeleMed Corp., which operated as MedSmart, a privately held company that sells Internet-based physician drug education programs and medical books online and by telephone. In exchange for all of the outstanding common shares of MedSmart, Allscripts issued 117,500 shares of its common stock at closing, and an additional 87,271 shares in September 1999 pursuant to a contingent payment obligation. Allscripts assigned a value of $11.00 per share to the shares issued at closing and $14.65 per share to the shares issued in September. The business combination was accounted for using the purchase method of accounting and MedSmart's results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. The acquisition resulted in goodwill of approximately $3,200,000, which represents the excess of the purchase price over the fair value of the assets and which is being amortized on a straight-line basis over two years.

     On June 30, 1999, Allscripts acquired substantially all of the assets of Shopping@Home, Inc., a development-stage Internet retailer, in exchange for a promissory note in the principal amount of $650,000, bearing interest at 6% per year and payable upon the consummation of an initial public offering. The business combination was accounted for using the purchase method of accounting, and the results of operations of Shopping@Home have been included in the consolidated financial statements subsequent to the date of acquisition. The acquisition resulted in goodwill of approximately $640,000, which represents the excess of the purchase price over the fair value of the assets and which is being amortized on a straight-line basis over two years. The promissory note, including accrued interest of $3,000, was repaid in August 1999.

     The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1998 and 1999 assume the MedSmart and Shopping@Home, Inc. acquisitions occurred as of January 1 of each year. The pro forma results are not indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results. As a result, weighted average shares include 204,771 shares issued as consideration for the TeleMed Corp. acquisition as if they had been issued as of January 1 of each period presented.

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                  --------------------------------------------------
                                                                           1998                          1999
                                                                  ---------------------          -------------------
                                                                      (In thousands, except per share amounts)
                                                                                      (unaudited)
Revenue                                                           $              19,322          $            19,854

Loss from continuing operations                                   $              (5,956)         $           (10,915)
Income from discontinued operations                                                 882                          642
Gain from sale of discontinued operations                                             -                        3,547
Extraordinary loss from early extinguishment of debt                               (790)                           -
                                                                  ---------------------          -------------------
Net loss                                                          $              (5,864)         $            (6,726)
                                                                  =====================          ===================

Per share data - basic and diluted:
        Loss from continuing operations (including                $               (1.34)         $             (1.27)
          accretion and accrued dividends on preferred
          shares)
        Income from discontinued operations                                        0.15                         0.06
        Gain from sale of discontinued operations                                     -                         0.35
        Extraordinary loss from early extinguishment of debt                      (0.14)                           -
                                                                  ---------------------          -------------------
        Net loss                                                  $               (1.33)         $             (0.86)
                                                                  =====================          ===================
Weighted average shares of common stock outstanding
  used in computing basic and diluted loss per share                              5,762                       10,363
                                                                  =====================          ===================

5.   Other Expense

     Other operating expenses for the three and nine months ended September 30, 1999 of $319,000 reflect a non-cash, non-recurring charge related to the issuance of common stock upon the closing of the initial public offering in settlement of a contingent payment obligation related to an acquisition Allscripts made in 1995.

6.   Net Loss Per Share

     Allscripts accounts for net loss per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net loss attributable to common stockholders by the weighted average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock.

     In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock, all outstanding convertible preferred shares on an if converted basis and contingent share payment obligations from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. Antidilutive potential common stock from the exercise of outstanding warrants and options to purchase shares of common stock excluded from the diluted earnings per share computation for the three and nine months ended September 30, 1998 and the three and nine months ended September 30, 1999 includes 7,852,000, 6,419,000, 6,203,000 and 7,197,000 shares, respectively.

     On July 28, 1999, Allscripts consummated an initial public offering of its common stock. Upon the closing of the offering, all of the outstanding shares of Allscripts' convertible preferred stock were automatically converted into 2,977,483 shares of common stock. Additionally, 19,958 shares of common stock were issued upon the closing of the offering, pursuant to a contingent share payment obligation (see Note 5). The unaudited pro forma diluted net loss per share information included in the accompanying consolidated statement of operations for the three and nine months ended September 30, 1998 and 1999 reflects the impact of such conversion and such issuance on basic and diluted net loss per share as of the beginning of the year, or date of issuance, if later, using the if-converted method. In addition, the unaudited pro forma net loss per share information excludes accretion and accrued dividends on redeemable preferred shares as redemption of said shares is assumed to have occurred as of the beginning of the year or, if later, the date of issuance.

     Below is a summary of the shares used in calculating unaudited diluted net loss per share and unaudited pro forma diluted net loss per share for the periods indicated.

                                                                    Three Months Ended  Nine Months Ended
                                                                    ------------------  -----------------
                                                                       September 30,      September 30,
                                                                      1998      1999      1998     1999
                                                                    --------  --------  --------  -------
Unaudited diluted weighted average shares outstanding:
 Attributable to common stock outstanding                              8,012    20,110     5,557    10,199
 Attributable to common stock options and warrants                         -         -         -         -
 Attributable to convertible preferred stock                               -         -         -         -
 Attributable to contingent share payment obligation                       -         -         -         -
                                                                    --------   -------    ------    ------
                                                                       8,012    20,110     5,557    10,199
                                                                    ========   =======    ======    ======
Unaudited pro forma diluted weighted average shares outstanding:
 Attributable to common stock outstanding                              8,012    20,110     5,557    10,199
 Attributable to common stock options and warrants                         -         -         -         -
 Attributable to convertible preferred stock                           2,977         -     2,977     2,581
 Attributable to contingent share payment obligation                      20         -        20        13
                                                                    --------   -------    ------    ------
                                                                      11,009    20,110     8,554    12,793
                                                                    ========   =======    ======    ======

7.  Exercise of Warrants

     In the third quarter of 1999, 4,114,728 shares of common stock were issued through the cashless exercise of warrants. Shares of common stock totaling 140,656 were surrendered to exercise the warrants, such shares being valued at the excess of fair market value of a common share on the day of exercise over the warrant exercise price. The net value surrendered was approximately $1,395,000. These surrendered shares have been recorded as treasury stock in the September 30, 1999 balance sheet.

8.  Contingencies

     The pharmaceutical repackaging industry is subject to stringent federal and state regulations. Allscripts' repackaging operations are regulated by the FDA as if Allscripts were a manufacturer. Allscripts is also subject to regulation by the DEA in connection with the packaging and distribution of controlled substances.

     Allscripts is a defendant in over 2,000 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. Approximately 115 of these suits were filed between February 1998 and June 1999 and the remaining suits were filed in state courts in Texas in August 1999. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. In each of these suits, Allscripts is one of many defendants, including manufacturers and other distributors of these drugs. Allscripts does not believe it has any significant liability incident to the distribution or repackaging of these drugs, and it has tendered defense of these lawsuits to its insurance carrier for handling. In addition, since physician dispensing is generally prohibited in Texas and Allscripts has never distributed these drugs in Texas, Allscripts believes that it is unlikely that it is responsible for the distribution of the drugs at issue in many of the recently filed Texas suits. The lawsuits are in various stages of litigation, and it is too early to determine what, if any, liability Allscripts will have with respect to the claims made in these lawsuits. If Allscripts' insurance coverage in the amount of $16,000,000 per occurrence and $17,000,000 per year in the aggregate is inadequate to satisfy any resulting liability, Allscripts will have to defend these lawsuits and be responsible for the damages, if any, that Allscripts suffers as a result of these lawsuits. Allscripts does not believe that the outcome of these lawsuits will have a material adverse effect on its financial condition, results of operations or cash flows.

9.   Discontinued Operations

     In March 1999, Allscripts sold substantially all of the assets, excluding cash and accounts receivable, of its pharmacy benefit management business. The operating results of the pharmacy benefit management business have been segregated from continuing operations and reported as a separate line item on the Unaudited Condensed Consolidated Statements of Operations under the caption "Income from discontinued operations." Additionally, Allscripts has restated its prior financial statements to present the operating results of the pharmacy benefit management operation as a discontinued operation.

     Operating results from discontinued operations were as follows:

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                            --------------------------------
                                                                               1998                 1999
                                                                            -----------          -----------
                                                                                    (In thousands)
                                                                                      (unaudited)

Revenue                                                                        $ 38,517             $ 14,292
Cost of revenue                                                                  35,939               13,378
                                                                               --------             --------

     Gross profit                                                                 2,578                  914
Selling, general and administrative expenses                                      1,321                  146
Amortization of intangibles                                                         377                  126
                                                                               --------             --------

Operating income                                                                    880                  642
Interest income                                                                       2                    -
                                                                               --------             --------
Income from discontinued operations                                            $    882             $    642
                                                                               ========             ========

     Included in revenue is $2,550,000 in the first nine months of 1998 and $375,000 in the first nine months of 1999 from Anthem, Inc., a related party.

     In the first quarter of 1999, Allscripts recognized a gain on the sale of this business of $3,547,000, which has also been reported as a separate line item under the caption "Gain on sale of discontinued operations." This gain does not reflect contingent payments from the buyer of up to $8,400,000, which will be recognized if and when they are realized.

     In the third quarter of 1999, Allscripts reduced selling, general and administrative expenses relating to discontinued operations resulting in income from discontinued operations of $616,000 due to the collection of receivables that had previously been fully reserved.

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

     Our shift in focus to physicians who require technology-based services to operate successfully in a managed care environment and away from physicians with a high percentage of fee-for-service patients is reflected in the composition of our revenue, as depicted in the following table:


                                                                   Quarter Ended
                          -----------------------------------------------------------------------------------------------
                                     1998                                                             1999
                          ----------------------------------------------------      --------------------------------------
                          March 31,      June 30,      Sept. 30,      Dec. 31,      March 31,      June 30,      Sept. 30,
                          ---------      --------      ---------      --------      ---------      --------      ---------
                                                                   (In thousands)
Traditional revenue........  $6,101        $5,807         $5,394        $5,036         $5,235        $4,537         $4,035
E-commerce revenue.........     250           249            366           479            793         1,855          2,940
                             ------        ------         ------        ------         ------        ------         ------
   Total revenue...........  $6,351        $6,056         $5,760        $5,515         $6,028        $6,392         $6,975
                             ======        ======         ======        ======         ======        ======         ======


     Traditional revenue is derived from the sale of prescription medications and other medical products to physicians through non-Internet channels. We expect traditional revenue to represent a decreasing percentage of total revenue in the future. E-commerce revenue includes the sale of prescription medications over the Internet as well as technology-related revenue for software license fees, computer hardware sales and leases and related services. For the three months ended September 30, 1999, sales of prepackaged medications represented 88.2% of e-commerce revenue. For the three months ended September 30, 1999, approximately 14% of e-commerce revenue represented a shift of traditional medication sales to Internet or TouchScript ordering. While we expect a portion of future e-commerce revenue to continue to represent a shifting of traditional revenue, we anticipate that most of the future growth in e-commerce revenue will be generated by physician practice groups that are not currently our customers but either have an interest in physician dispensing, or do not intend to dispense but are subject to financial risk imposed by managed care payers with respect to medications that they prescribe, or both.

     We believe that managed care prescription programs will continue to cover an increasing percentage of patients in the foreseeable future. This trend will have the effect of reducing the dispensing opportunities of our traditional dispensing customers because of their inability to submit claims electronically for reimbursement by managed care payers. This reduction in dispensing opportunities will reduce the revenue that we have historically recognized from these customers. Additionally, managed care programs impose reduced reimbursement rates for the medications dispensed to their plan participants, thus providing us with a dollar margin per prescription dispensed that is lower than we have historically experienced. Because TouchScript enables physicians to submit claims electronically for reimbursement by managed care payers, a large portion of the medications dispensed by our TouchScript customers are to managed care patients. Accordingly, we expect that the fastest growing portion of our business will provide margins with respect to the sale of prepackaged medications that are lower than we have historically experienced.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Total revenue for the three months ended September 30, 1999 increased by 21.1% or $1,215,000 from $5,760,000 in 1998 to $6,975,000 in 1999. E-commerce revenue increased by 703.3% or $2,574,000 from $366,000 in the third quarter of 1998 to $2,940,000 in the third quarter of 1999. Traditional revenue for the three months ended September 30, 1999 decreased by 25.2% or $1,359,000 from $5,394,000 in 1998 to $4,035,000 in 1999.

     The increase in e-commerce revenue reflects a shifting of traditional revenue as a result of traditional customers ordering products over the Internet, additional installations and increased use of TouchScript, and an increase in the percentage of brand drugs dispensed. The decrease in traditional revenue reflects a shifting of traditional revenue to e-commerce as outlined above and reduced levels of prepackaged medication dispensing by our traditional customers due to the increased penetration of managed care prescription programs, as well as the attrition of customers. This decrease was partially offset by general price inflation of brand medications, an increase in the percentage of brand drugs dispensed, which have a considerably higher average selling price than their generic counterparts, and revenue generated by MedSmart, which was acquired in May 1999.

     Cost of revenue for the three months ended September 30, 1999 increased by 32.9% or $1,406,000 from $4,280,000 in 1998 to $5,686,000 in 1999 due to increased revenue, a greater percentage of revenue coming from higher cost brand products, increased operating costs at sites where we manage the dispensary on behalf of the physician and increased costs of technical support. For the three months ended September 30, 1999, cost of revenue as a percentage of total revenue increased to 81.5% from 74.3% in the prior year period principally due to a greater percentage of revenue coming from lower margin brand products and increased operating costs at sites where we manage the dispensary on behalf of the physician. This percentage increase was partially offset by higher relative margin contributions from software licensing fees and MedSmart revenues.

     Selling, general and administrative expenses for the three months ended September 30, 1999 increased by 82.8% or $2,581,000 over the prior year period due primarily to additional spending for sales support personnel and related expenses needed to sell, implement and support TouchScript installations, additional spending for TouchScript and Internet product development personnel and related support expenses, increased legal costs and expenses related to MedSmart operations. As a result, selling, general and administrative expenses as a percentage of total revenue increased to 81.7% for the three months ended September 30, 1999 from 54.1% of total revenue in the prior year period.

     Amortization of intangibles for the three months ended September 30, 1999 increased by 413.0% or $384,000 from the prior year period. The increase in amortization relates to the amortization of goodwill recorded in the MedSmart acquisition, which was completed in May 1999, and the Shopping@Home acquisition, which was completed in June 1999.

     Other operating expenses for the three months ended September 30, 1999 of $319,000 reflect a non-cash, non-recurring charge related to the issuance of common stock upon the closing of the initial public offering in accordance with a contingent payment obligation related to an acquisition we made in 1995.

     Net interest income for the three months ended September 30, 1999 was $603,000 as compared to net interest expense of $46,000 for the prior year period. The increase relates to interest earned on the investment of net proceeds from our initial public offering and the repayment of borrowings under our revolving credit facility in July 1999.

     We have recorded no provision or benefit for income taxes during the three months ended September 30, 1999, because we currently anticipate that the annual effective income tax rate will be minimal or zero, and we have fully reserved all of our deferred tax assets.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Total revenue for the nine months ended September 30, 1999 increased by 6.8% or $1,228,000 from $18,167,000 in 1998 to $19,395,000 in 1999. E-commerce revenue increased by 546.0% or $4,723,000 from $865,000 for the nine months ended September 30, 1998 to $5,588,000 for the same period in 1999. Traditional revenue for the nine months ended September 30, 1999 decreased by 20.2% or $3,495,000 from $17,302,000 in 1998 to $13,807,000 in 1999.

     The increase in e-commerce revenue reflects a shifting of traditional revenue as a result of traditional customers ordering products over the Internet, as well as additional installations and increased use of TouchScript. The decrease in traditional revenue reflects a shifting of traditional revenue to e-commerce as outlined above and reduced levels of prepackaged medication dispensing by our traditional customers due to the increased penetration of managed care prescription programs, as well as the attrition of customers. This decrease was partially offset by general price inflation of brand medications, an increase in the dispensing percentage of brand drugs, which have a considerably higher average selling price than their generic counterparts, and revenue generated by MedSmart.

     Cost of revenue for the nine months ended September 30, 1999 increased by 16.3% or $2,163,000 from $13,231,000 in 1998 to $15,394,000 in 1999 due to a greater percentage of revenue coming from sales of higher cost brand products, increased operating costs at sites where we manage the dispensary on behalf of the physician, increased costs of technical support and increased revenue. For the nine months ended September 30, 1999, cost of revenue as a percentage of total revenue increased to 79.4% from 72.8% in the prior year period, principally due to a greater percentage of revenue coming from lower margin brand products and increased operating costs at sites where we manage the dispensary on behalf of the physician. This percentage increase was partially offset by higher relative percentage margin contributions from software and MedSmart revenues.

     Selling, general and administrative expenses for the nine months ended September 30, 1999 increased by 42.2% or $4,093,000 over the prior year period due primarily to additional spending for sales support personnel and related expenses needed to sell, implement and support TouchScript installations, additional spending for TouchScript and Internet product development personnel and related support expenses, expenses related to MedSmart operations, increased legal costs and additional deferred stock compensation expense. In 1998 and the first quarter of 1999, we recorded unearned stock compensation of approximately $2,250,000, representing the difference between the exercise price of stock option grants and the deemed fair market value of our common stock at the time of the grants. This amount will be amortized to expense over the vesting periods of the applicable grants and is expected to be fully amortized by 2003. As a result, selling, general and administrative expenses as a percentage of total revenue increased to 71.2% for the nine months ended September 30, 1999 from 53.4% of total revenue in the prior year period.

     Amortization of intangibles for the nine months ended September 30, 1999 increased by 166.1% or $465,000 in 1999 from the prior year period. The increase in amortization relates to the amortization of the goodwill recorded in the MedSmart acquisition, which was completed in May 1999, and the Shopping@Home acquisition, which was completed in June 1999.

     Other operating expenses for the nine months ended September 30, 1999 increased by 184.8% or $207,000 over the prior year period. Other operating expenses for the nine months ended September 30, 1999 of $319,000 reflect a non-cash, non-recurring charge related to the issuance of common stock upon the closing of the initial public offering in accordance with a contingent payment obligation related to an acquisition we made in 1995. The 1998 expense consisted entirely of severance costs related to the refocusing of our sales efforts.

     Net interest income for the nine months ended September 30, 1999 was $403,000 as compared to net interest expense of $524,000 for the prior year period. This increase relates to interest earned on the investment of net proceeds from our initial public offering, the exchange of subordinated convertible debentures for redeemable preferred stock and the repayment of the term loan we had with our commercial bank in April 1998 and the repayment of borrowings on our revolving credit facility with our commercial bank in July 1999.

     We have recorded no provision or benefit for income taxes during the nine months ended September 30, 1999, because we currently anticipate that the annual effective income tax rate will be minimal or zero and we have fully reserved all of our deferred tax assets.

     The operating results of our pharmacy benefit management business, which we sold in March 1999, have been segregated from continuing operations and reported as a separate line item on the Unaudited Condensed Consolidated Statements of Operations under the caption "Income from discontinued operations." Additionally, the gain we recognized from the sale of this business has been reported as a separate line item under the caption "Gain from sale of discontinued operations."

Liquidity and Capital Resources

     At September 30, 1999, our principal sources of liquidity consisted of $27,089,000 of cash and cash equivalents and $36,000,000 of marketable securities.

     Net cash used in operating activities increased by $4,116,000 to $7,939,000 for the nine months ended September 30, 1999, compared to $3,823,000 for the nine months ended September 30, 1998, due to an increase in operating losses. Accounts receivable, net of allowances, decreased from $9,525,000 at December 31, 1998 to $4,810,000 at September 30, 1999, and accounts payable and rebates payable decreased over the same period from $7,830,000 to $5,110,000. These decreases resulted primarily from the collection of outstanding receivables and the payment of outstanding payables related to our pharmacy benefit management business, which we sold in March 1999. In addition, net inventories increased $816,000 from December 31, 1998 to September 30, 1999 as our inventories of computer equipment increased in anticipation of increased sales and installations of our TouchScript software.

     Net cash used in investing activities increased to $30,112,000 in the first nine months of 1999 from $653,000 in the first nine months of 1998, primarily as a result of the purchase of marketable securities of $36,000,000 offset by cash received from the sale of the pharmacy benefit management business in March 1999. Capital expenditures were $1,634,000 for the first nine months of 1999 and $653,000 for the first nine months of 1998. The increased level of expenditures in 1999 relates to computer systems placed at sites where we manage the dispensary on behalf of the physician and increases in capital outlays to accommodate new employees. Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the ordinary course of business.

     Net cash provided by financing activities increased to $64,422,000 for the first nine months of 1999 compared to $4,328,000 for the nine months ended September 30, 1998, primarily due to the receipt of net proceeds of $103,000,000 from the initial public offering of our common stock and $1,400,000 in increased borrowings under our revolving credit line, offset by preferred stock redemptions of $34,745,000 and repayment of revolving credit line borrowings of $5,400,000.

     We have spent $771,000 and $1,008,000 on software development costs in 1998 and in the nine months ended September 30, 1999, respectively. While technological feasibility for the current version of TouchScript has been achieved and, therefore, we have capitalized the related software development costs, these costs have been written off because their recoverability is uncertain since market acceptance of the current version of TouchScript has not been achieved.

     On July 28, 1999, we completed an initial public offering of our common stock. We issued 7,000,000 shares of common stock at an initial public offering price of $16.00 per share. The initial public offering resulted in gross proceeds of $112,000,000, $7,840,000 of which was applied to the underwriting discount and approximately $1,150,000 of which was applied to related offering expenses. In addition, we used $34,745,000 of the proceeds to redeem all outstanding shares of our Series H, I and J Redeemable Preferred Stock, plus accrued dividends thereon, $3,900,000 to repay advances under our revolving line of credit with our commercial bank and $653,000 to repay a promissory note, including accrued interest, issued as consideration for our acquisition of Shopping @ Home, Inc. The remaining net proceeds of approximately $64,000,000 were invested in short-term, interest-bearing, investment grade securities pending their use for general corporate purposes and working capital.

     We believe that current cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in the amounts or on terms acceptable to us, if at all.

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

     We have assessed the Year 2000 readiness of all mission-critical hardware, operating systems and third-party and proprietary software, which include software for use in our accounting, order entry, database, security, phone and other operating systems. The failure of our software or systems to be Year 2000 compliant could have a material adverse effect on our corporate accounting functions, our ability to fulfill orders and the operation of TouchScript and our Web site. As part of the assessment of the Year 2000 compliance of these systems, we have received assurances from our vendors that their software, computer technology and other services are Year 2000 compliant. We have expensed amounts incurred in connection with Year 2000 assessment through September 30, 1999. Such amounts have not been material.

     As of September 30, 1999 we had completed our assessment process, replaced all mission-critical, non-compliant hardware with hardware that is Year 2000 compliant, upgraded all mission-critical third-party software, including operating systems, to Year 2000 compliant versions, upgraded proprietary software so that it is Year 2000 compliant and completed the necessary upgrades of interfaces between those systems and external systems. System-wide testing of these upgrades was completed in October 1999. At this time, we cannot determine the expenses that we may incur in the future associated with any potential remediation plan. The failure of our software and computer systems and of our third-party suppliers to be Year 2000 compliant could have a material adverse effect on us. As of September 30, 1999, we had incurred costs that we believe are allocable to the Year 2000 problem of approximately $150,000.

     The Year 2000 readiness of the general infrastructure necessary to support our operations is difficult to assess. For instance, we depend on the integrity and stability of the Internet to provide our services. The infrastructure necessary to support our operations consists of a network of computers and telecommunications systems located throughout the world and operated by numerous unrelated entities and individuals, none of which has the ability to control or manage the potential Year 2000 issues that may impact the entire infrastructure. Our ability to assess the reliability of this infrastructure is limited and relies solely on generally available news reports, surveys and comparable industry data. Based on these sources, we believe most entities and individuals who rely significantly on the Internet are carefully reviewing and attempting to remediate issues relating to Year 2000 compliance, but it is not possible to predict whether these efforts will be successful in reducing or eliminating the potential negative impact of Year 2000 issues. A significant disruption in the ability to reliably access the Internet or portions of it would have an adverse effect on demand for our products and services and would have a material adverse effect on us.

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

     For a more complete discussion of the risks, uncertainties and assumptions that may affect us, see Allscripts' Registration Statement on Form S-1
(No. 333-78431), declared effective July 23, 1999.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.



PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

     On July 28, 1999, Allscripts completed the initial public offering of its common stock. Upon the closing of the offering, Allscripts, Inc., an Illinois corporation, merged with and into its wholly owned subsidiary, Allscripts, Inc., a Delaware corporation. In connection with the merger, Allscripts (Delaware) issued shares of common stock to the holders of common stock of Allscripts (Illinois), in exchange for such holders' shares of common stock of Allscripts (Illinois). In addition, upon the closing of the offering, all outstanding shares of Allscripts' Series A, B, C, D, F and G Convertible Preferred Stock converted into a total of 2,977,483 shares of common stock in accordance with the terms of each series of preferred stock. Exemption from registration is claimed for the above issuances of securities under Section 3(a)(9) of the Securities Act of 1933, as they were exchanges of securities by Allscripts with existing securityholders.

     After the closing of the initial public offering through September 30, 1999, Allscripts issued an aggregate of 521,793 shares of common stock upon the exercise of outstanding warrants for an aggregate exercise price of $416,713. Exemption from registration is claimed under Section 4(2) of the Securities Act, no public sale having been involved. During the same period, Allscripts issued an aggregate of 4,114,728 shares of common stock upon the cashless exercise of outstanding warrants in exchange for 140,656 shares of common stock. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act, as they were exchanges of securities by Allscripts with existing securityholders. Also during that period, Allscripts issued an aggregate of 57,020 shares of common stock upon the exercise of outstanding options under its Amended and Restated 1993 Stock Incentive Plan for an aggregate exercise price of $71,387. Exemption from registration is claimed under Rule 701 promulgated under the Securities Act, as they were sales under a written compensatory benefit plan.

     In September 1999, Allscripts issued an aggregate of 87,271 shares of common stock to the stockholders of TeleMed Corp. based upon a contingent payment provision related to the acquisition of TeleMed that was completed in May 1999. Exemption from registration is claimed pursuant to Section 4(2) of the Securities Act, no public sale having been involved.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits - See Index to Exhibits.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 15, 1999            ALLSCRIPTS, INC.
                                    (Registrant)

                                    By:  /s/ David B. Mullen
                                         -------------------
                                         David B. Mullen
                                         President and Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit    Description
-------    -----------

10.1 Employment Agreement, effective August 2, 1999, between Allscripts and Joseph E. Carey
27.1       Financial Data Schedule