Form 10-K
period 1999-12-31
ALLSCRIPTS INC /IL
filed 2000-03-30
CIK 1061377

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

               2401 Commerce Drive, Libertyville, Illinois 60048
             (Address of principal executive offices and zip code)

                                 (847) 680-3515
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                    Common Stock, $0.01 par value per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 27, 2000 was approximately $900,400,000. The number of outstanding shares of the registrant's Common Stock as of that date was 24,760,346.

   Documents Incorporated by Reference: Portions of the Proxy Statement for the 2000 annual stockholders meeting are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                ALLSCRIPTS, INC.

                              TABLE OF CONTENTS TO
                        1999 ANNUAL REPORT ON FORM 10-K

 Item  Page
 ----  ----
                                     PART I
  1. Business..............................................................    1
  2. Properties............................................................   11
  3. Legal Proceedings.....................................................   11
  4. Submission of Matters to a Vote of Security Holders ..................   11

                                    PART II

      Market for Registrant's Common Equity and Related Stockholder
  5.  Matters.............................................................    12
  6.  Selected Financial Data.............................................    13
      Management's Discussion and Analysis of Financial Condition and
  7.  Results of Operations...............................................    14
  7A. Quantitative and Qualitative Disclosures About Market Risk..........    34
  8.  Financial Statements and Supplementary Data.........................    35
      Changes in and Disagreements with Accountants on Accounting and
  9.  Financial Disclosure................................................    61

                                    PART III

 10. Directors and Executive Officers of the Registrant....................   62
 11. Executive Compensation................................................   62
 12. Security Ownership of Certain Beneficial Owners and Management........   62
 13. Certain Relationships and Related Transactions........................   62

                                    PART IV

 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......   63
     Signatures............................................................   66

   TouchScript(R) and MedSmart(R) are registered trademarks of Allscripts, Inc. Allscripts(TM), 3Touch Prescribing(TM), Physician's Interactive(TM), ScriptGuard(TM), Personal Prescriber(TM), e-detailing(TM) and Intelligent Reminder(TM) are trademarks of Allscripts, Inc. All other trademarks, brand marks, trade names and registered marks used in this report are trademarks, brand marks, trade names or registered marks of their respective owners.

                                     PART I

Item 1. Business

General

   We provide physicians with Internet and client/server medication management solutions designed to improve the quality and cost effectiveness of pharmaceutical healthcare. Our technology-based approach focuses on the point of care, where prescriptions and many other healthcare transactions originate, and creates an electronic dialogue between physicians and other participants in the healthcare delivery process, including patients, pharmacies, managed care organizations and pharmaceutical manufacturers. We believe physicians find our solutions attractive because incorporating these solutions into their office work flow can increase efficiency and profitability, reduce medication errors and improve the quality of patient care.

   Our products are designed to improve every step of the pharmaceutical healthcare process. We currently offer products in four categories: point-of-care medication management, Internet products and services, information products and prepackaged medications. Our TouchScript software enables electronic prescribing, routing of prescription information and capturing of prescription data at the point of care. This software is currently available on multiple platforms, including the Personal Prescriber, a wireless hand-held device. Our other e-commerce products and services offer physicians and their patients medication-related education and information services. We also sell our prepackaged medications to physicians so they can offer their patients the convenience of receiving prescription medications in the physician's office.

Recent Developments

   Since the initial public offering of our common stock in July 1999, we have advanced our strategy across several fronts.

  . Our e-commerce revenue as a percentage of our total revenue has increased from $1,855,000, or 29% of total revenue, in the second quarter of 1999 to $4,106,000, or 50% of total revenue, in the fourth quarter of 1999.

  . The length of the average sales cycle for TouchScript has decreased from a range of three to nine months to one to six months.

  . The number of physician practice sites using our TouchScript system has increased from approximately 150 to over 400, and the number of payers reimbursing our physician customers for prescriptions they dispense increased from approximately 60 to approximately 100.

  . We introduced the Personal Prescriber, a wireless hand-held prescribing device, in September 1999 and have shipped over 400 to customers since then.

  . We have entered into a number of strategic alliances, including an alliance with IMS Health Incorporated, a leading provider of information solutions to the pharmaceutical and healthcare industries.

  . On March 14, 2000, we advanced our strategy to offer additional physician work flow automation tools by signing a definitive agreement to acquire MasterChart, Inc., a software developer providing dictation, integration and patient record technology, for up to $120 million in common stock and $5 million in cash. We expect to close this acquisition in April 2000.

Background

   According to the Health Care Financing Administration, healthcare expenditures in the United States totaled approximately $1.0 trillion in 1996, or 14% of the country's gross domestic product, making it the largest single sector of the economy. One of the fastest growing components of healthcare expenditures is pharmaceutical costs, which totaled approximately $100 billion in 1998, according to IMS Health Incorporated, a leading provider of pharmaceutical information. According to the Health Care Financing Administration, pharmaceutical costs are expected to increase at an annual rate of approximately 10% through 2007, driven by an aging population, the accelerating introduction of new drugs, direct-to-consumer advertising by pharmaceutical manufacturers and cost advantages over alternate forms of care, most notably inpatient hospital care. This in turn has created pressure on managed care organizations to control pharmacy costs and improve the process of managing medication treatments.

   Physicians have also been affected as healthcare has shifted from a fee-for-service model to managed care forms of reimbursement, which in many cases transfer financial risk for pharmaceutical costs from traditional third-party payers to physicians. This transfer of risk has often had an adverse financial impact on physicians. Moreover, as healthcare becomes increasingly consumer driven, patients are seeking more information, control and convenience, placing additional time and financial pressures on physicians. These changes have led many physicians in the United States to search for tools and solutions to improve practice efficiency, increase revenue, comply with managed care guidelines and address patient needs.

Rapid Growth of the Internet and Business-to-Business E-commerce

   The Internet is becoming an increasingly important medium in healthcare, providing the opportunity for unprecedented communication and access to information for all participants in the healthcare delivery process. We believe that an increasing number of physicians regularly access the Internet, indicating their willingness to adopt technology. Moreover, according to Forrester Research, business-to-business e-commerce is expected to grow from $109 billion in 1999 to $1.3 trillion in 2003, accounting for more than 90% of the dollar value of e-commerce in the United States by 2003. We believe that electronic prescribing as well as other business-to-business e-commerce transactions are rapidly gaining acceptance in the healthcare community.

The Opportunity

   The traditional process for prescribing and delivering medications is inefficient, unnecessarily costly and error-prone. The Institute of Medicine has estimated that between 44,000 and 98,000 people die each year because of medical mistakes. This has prompted President Clinton to sign an executive memorandum creating a task force to focus on increasing the use of electronic prescribing tools as one step to reducing medication errors. Physicians write virtually all of the approximately three billion annual prescriptions by hand, resulting in errors and necessitating millions of telephone inquiries from pharmacies for clarification and correction. When physicians write prescriptions, they often do not have ready access to information that would help ensure that the prescription is clinically sound, cost effective and compliant with managed care organizations' pharmacy guidelines. The pharmacist or managed care organization checks this information only after the physician writes the prescription. The inability of managed care organizations to communicate with physicians at the time of prescribing has made it difficult to manage pharmaceutical costs. The existing process further inconveniences the patient, who must travel from the physician's office to a pharmacy and must often wait for the prescription to be filled. In addition, despite the fact that pharmaceutical manufacturers spend billions of dollars promoting the use of their drugs, physicians have a difficult time staying current on the rapidly expanding body of pharmaceutical products and knowledge.

The Allscripts Solution

   We have developed Internet and in-office comprehensive electronic solutions that significantly streamline the process of prescribing and delivering medications. Our TouchScript software enables physicians to improve their prescribing at the point of care by providing ready access to information about potential adverse drug interactions, patient drug history and managed care preferences, including pharmacy guidelines and generic substitutes. Both before and as the prescription is written, TouchScript reduces the possibility of medication errors and the need for expensive and time-consuming retrospective intervention by pharmacists and pharmacy benefit managers.

   We offer or intend to offer other e-commerce products that address various aspects of the medication management process. We currently have products that enable physicians to purchase medications and supplies via the Internet and make it possible for patients to have their prescriptions electronically routed to the pharmacies of their choice or to receive their medications in their physicians' offices. We offer physicians Internet-based information services that permit them to better care for their patients. We intend to offer patients ancillary information and electronic services focused on improving care, including education and compliance programs. We believe that, in addition to medication management, there are other aspects of the physician's daily work flow that can be effectively addressed through technology-focused solutions. We intend to enhance our current offerings by integrating new products and services that address these needs.

   Our solution redesigns the pharmaceutical healthcare delivery process to benefit each participant. By providing ready access to information during the prescribing process, our system benefits physicians by reducing the amount of time spent clarifying and changing prescriptions. In addition, our system enables physicians to better manage financial risk and to increase practice revenue through dispensing their most commonly prescribed medications to their patients at the point of care and can also reduce medication errors. Patients benefit from the convenience, immediacy and confidentiality of receiving prescription medications in the physician's office. Patients also gain access to valuable information that enables them to play a more active role in managing their healthcare. Managed care organizations benefit from higher physician compliance with their pharmacy guidelines, resulting in lower overall costs. Pharmacies benefit from improved communication with physicians, which enhances efficiency and reduces the likelihood of errors. We also believe that the new products and services that we intend to offer in the future will benefit additional participants in the healthcare delivery process.

   We believe that the best way to improve the medication management process is by focusing where the prescription originates--with the physician--and motivating physicians to write prescriptions electronically. By combining electronic prescribing and dispensing, innovative product design, state-of-the-art software and hardware, and the Internet, we believe we offer an attractive opportunity for physicians. Key advantages of our solution include:

  . Ease of Use. TouchScript is easy to use, enabling a physician to complete a prescription in as little as 20 seconds.

  . Accessibility. TouchScript enables physicians to prescribe electronically from a variety of locations on several different platforms, including wireless hand-held devices, the Internet and touch screen-enabled personal computers.

  . Information. TouchScript provides valuable, objective information prior to and during the prescribing process, enabling physicians to improve the quality of their prescriptions.

  . Financial Opportunity. TouchScript offers physicians a significant financial opportunity through better management of pharmacy risk and additional practice revenue from dispensing medications.

Competitive Advantage

   We believe that we have several advantages over our current and potential competitors:

  . Installed Base. Versions of TouchScript are currently installed and used in over 400 physician practice sites.

  . Physician Relationships. Our experience with thousands of physicians at more than 2,500 sites across the United States enables us to understand their office work flow and the way they conduct their business.

  . Managed Care Experience. Approximately 100 managed care payers and pharmacy benefit managers, including many of the country's largest, currently reimburse our physician customers for prescription medications dispensed in their offices.

  . Regulatory Experience. We have a thorough understanding of, and operating experience in, the dynamic and complex federal and state healthcare regulatory environment.

  . Management. Our management team has substantial experience in managing rapidly growing public companies that use technology to change business processes.

The Allscripts Strategy

   Our objective is to become the leading provider of medication management solutions and point of care tools designed to automate the physician's work flow. Our strategy to achieve this objective includes the following:

  . Accelerating sales of our medication management solutions through expansion of marketing efforts, conversion of traditional dispensing-only customers to TouchScript and development of strategic alliances with physician practice management system vendors, physician-oriented Internet portals and managed care organizations.

  . Increasing customer utilization of our medication management products to enhance the financial opportunity for physicians through a combination of quality customer service and expansion of the number of managed care organizations that reimburse physicians for prescription medications dispensed in their offices.

  . Enhancing our medication management product line by developing additional Internet-based products for physicians and their patients.

  . Providing additional physician work flow automation tools to our installed base.

  . Developing and marketing information products that use the data collected during the electronic prescribing process.

Products and Services

   Our product strategy is built around the physician prescribing electronically at the point of care, where virtually all prescriptions are initiated. Our e-commerce business is currently comprised of three major product categories:

  . point-of-care medication management,

  . Internet products and services and

  . information products.

Our traditional business consists of sales of prepackaged medications through channels other than the Internet.

              Current and Future E-Commerce Products and Services


Point-of-Care Medication Management             Internet Products and Services


TouchScript Version 7                           Online Ordering (www.Allscripts.com)
    .Drug Utilization Review                    .Medications for in-office dispensing
    .Formulary checking (800 plans)             .Medical education materials
    .Generic substitution
    .Automated Internet ordering                Physician's Interactive/e-detailing
    .SCRIPT standard prescription routing       .Internet and Interactive Voice
    .Online submission of pharmacy claims           Response drug education
    .Inventory management                           and detailing
    .ScriptGuard barcode scanning
    .Touch screen-enabled                       TouchScript.net
    .3Touch Prescribing                         .Internet-enabled electronic
    .Hand-held enabled                              prescribing

TouchScript Outsourcing
    .On-site dispensary management              Intelligent Reminder+
                                                .Patient compliance tracking

                                                Patient Education+
                                                .Health state information
                                                .Managed care information
                                                .Drug information

                                                Information Products

                                                Data Mining Products
                                                .Prescribing data linked to diagnosis

--------
+Release date to be determined.

 Point-of-Care Medication Management

   TouchScript is an Internet and client/server software application that physicians use to electronically prescribe, route prescriptions and dispense medications. TouchScript provides the physician with ready access to information during the prescribing process to facilitate writing a high-quality prescription. This information includes patient drug history, potential adverse drug interactions, generic drug alternatives and the relative costs of medications and drug preferences of managed care plans offered by over 800 payers. The resulting prescription is legible, accurate and more likely to be clinically safe and follow managed care guidelines, reducing the need for subsequent communication between the physician and a pharmacist to correct or clarify the prescription.

   Once the prescribing process is completed, TouchScript offers a variety of fulfillment options for the patient: electronic routing to a retail, Internet or mail order pharmacy, printing a legible hard copy or receiving the medication in the physician's office. If the patient chooses to receive the medication in the physician's office and is carrying a pharmacy benefit card, the system can submit the pharmacy claim electronically for immediate approval and reimbursement by the managed care organization.

   Drug inventory management is fully automated, and all medication orders and receipts are handled via the Internet using a proprietary program. TouchScript employs an industry standard electronic data interchange format for sending and receiving prescription information called SCRIPT standard, which was developed by the

National Council for Prescription Drug Programs. This enables two-way communication between physicians and pharmacists in a more efficient way than can be accomplished over the telephone. In addition, TouchScript's underlying relational database enables users to generate a variety of clinical, financial and operational reports.

   We designed TouchScript to be faster and easier for a physician to use than a prescription pad. We currently offer TouchScript featuring 3Touch Prescribing on a variety of platforms, including wireless hand-held devices, the Internet and touch screen-enabled personal computers. TouchScript learns the physician's preferences dynamically, tailoring information on patients, diagnoses, medications and instructions more precisely as usage increases.

   For large physician practices, we offer an outsourcing option, under which we provide employees to staff the practice's on-site dispensary.

 Internet Products and Services

   As an extension of our TouchScript medication management solutions, we offer transaction-based e-commerce services that enhance our business relationships with physicians. We are also developing a number of informational and educational services for physicians and patients to be offered through our Web site.

   Online Ordering. Through our Web site, www.Allscripts.com, we currently sell pharmaceuticals to physicians, enabling them to provide patients with medications in the office, and we plan to facilitate the delivery of pharmaceutical products directly to patients in the future. We also enable healthcare professionals to purchase medical-related texts, journals and products online.

   Physician's Interactive/e-detailing. This product enables pharmaceutical manufacturers and managed care organizations to deliver drug education and detailing to physicians more efficiently and cost-effectively via the Internet, without the face-to-face interaction currently required. The product is also available through Interactive Voice Response.

   TouchScript.net. This Internet version of TouchScript offers all of the electronic prescribing and routing capabilities of Version 7.

   Intelligent Reminder. We intend to offer a service to track patient compliance with prescribed treatment and to send reminders to patients, physicians and managed care organizations. By increasing compliance, we expect to improve patient care and reduce unnecessary office visits, benefiting patients, physicians and managed care organizations.

   Patient Education. We intend to create a Web site that will provide information to patients, enabling them to take a more active role in managing and improving the quality and cost of their healthcare. Specific information regarding health state, managed care and medications will be made available on the Web site and via e-mail.

 Information Products

   Data Mining Products. As a by-product of electronic prescribing, we accumulate data that correlates the medications prescribed with the related diagnosis. This type of correlated data is not readily available on a broad scale, and we believe that we can market it to pharmaceutical manufacturers and managed care organizations.

 Prepackaged Medications

   We fulfill orders for prepackaged medications for our traditional and e-commerce customers from our FDA-licensed repackaging facility in Libertyville, Illinois. Enabling physicians to sell repackaged pharmaceuticals is an important component of the financial opportunity we provide to physicians.

Sales and Marketing

   We sell our products through an internal direct sales force and intend to pursue strategic relationships with key suppliers of physician practice management systems, physician-focused Internet portals and managed care organizations to complement our internal efforts.

   As of February 29, 2000, we employed 67 sales professionals who market directly to large physician practices, clinics, integrated healthcare networks, physician practice management organizations and pharmaceutical manufacturers. We target sites with a large number of high-volume prescribing physicians in states where in-office dispensing is well-established or where many physicians bear financial risk for pharmaceutical costs.

   We use a variety of tools to attract prospective customers, including editorials, articles and advertisements in trade journals, as well as executive seminars, exhibits at selected trade shows and other direct marketing techniques.

Strategic Relationships

 IMS Health Strategic Alliance

   On February 16, 2000 we entered into a Strategic Alliance Agreement with IMS Health Incorporated, a leading provider of information solutions to the pharmaceutical and healthcare industries. In addition, IMS agreed to purchase 214,794 shares of our common stock for an aggregate purchase price of $10,000,000 or $46.56 per share, which represents the average per share closing price of our stock for the ten trading days prior to February 16. The Strategic Alliance Agreement provides for the creation of a joint venture to develop and market new Internet-based information solutions for the pharmaceutical industry.

   The goals of the joint venture include:

  . accelerating TouchScript's market penetration rate;

  . expanding TouchScript as a technology that can enable research, promotion and interactive communication with physicians;

  . facilitating the commercialization of the information assets generated by TouchScript; and

  . developing next generation products using the TouchScript platform for use by pharmaceutical companies, insurance companies and other payers, and healthcare providers, including physicians.

Because the joint venture has only recently been formed, we cannot predict whether, or the extent to which, any of these goals will be achieved.

 Merck-Medco Strategic Relationship

   Merck-Medco Managed Care is the country's largest pharmacy benefits manager, covering over 60 million people. We have a non-exclusive pilot agreement with Merck-Medco to evaluate the effectiveness of our TouchScript medication management solutions in affecting prescribing behavior and accelerating patient participation in Merck-Medco's mail order prescription services. Merck-Medco works closely with us to target high-volume prescribers and encourage them to adopt the TouchScript system.

Customer Service and Support

   Our customer service strategies are important to our ability to maximize physician utilization of our medication management solutions. We provide our customers with a range of services that begins before product implementation and continues throughout our relationship. As of February 29, 2000, our TouchScript customer service and support team consisted of 132 Account Executives, Regional Managers and Customer Support Representatives. We expect our team to continue to grow substantially in 2000.

 Implementation Services

   Implementation involves site evaluation, work flow preparation, hardware and software installation and training of physicians and their staff. Site evaluation helps us understand how best to implement our solution within the physician's office work flow. Physician training on the system can typically be completed in 30 minutes or less. The physician's office staff is usually trained in administrative and fulfillment functions in two to three hours. The objective of the implementation process is to maximize the value added to the physician's practice through electronic prescribing, routing to the appropriate dispensing location and utilizing information.

 Account Management and Customer Support

   Once TouchScript is operational, our staff works to help the customer realize the benefits of the system. Account Managers contact customers on a regular basis, either in person, by telephone or online, monitor weekly activity and help increase customer satisfaction. We provide toll-free telephone and online support to our TouchScript customers 24 hours a day, seven days a week. In addition, a separate group of Account Managers services more than 2,500 physician practice locations across the country that purchase our prepackaged medications.

 Managed Care

   Our Managed Care team is responsible for facilitating access to managed care networks, acquiring and maintaining pharmacy guideline information for over 800 payers and supporting ongoing relationships with payers and pharmacy benefit managers.

Competition

   Our industry is intensely competitive, rapidly evolving and subject to rapid technological change. Many companies that offer products or services that compete with one or more of our products or services have greater financial, technical, product development, marketing and other resources than we have. These organizations may be better known and may have more customers than we have. We may be unable to compete successfully against these organizations. We believe that we must gain significant market share with our products and services before our competitors introduce alternative products and services with features similar to ours.

   We believe that there are no competitors in medication management that offer a comprehensive solution with ease of use, accessibility, information content and financial opportunity for physicians comparable to ours. However, several organizations offer components that overlap with certain components of our solutions and may become increasingly competitive with us in the future. In addition, several companies have recently introduced or announced their intention to introduce electronic prescribing products.

   We face competition from several types of organizations, including the following:

  . electronic prescribing product providers;

  . physician practice management systems suppliers;

  . electronic medical records providers;

  . healthcare electronic data interchange providers;

  . point-of-care dispensing providers; and

  . Internet information providers.

   While many of these types of organizations are potential competitors, we believe that there are opportunities to establish strategic relationships, alliances or distribution agreements with some of them and we intend to pursue these opportunities selectively. In addition, we expect that major software information systems companies and others specializing in the healthcare industry may offer products or services that are competitive with components of our solutions.

Product Development and Technology

   As of February 29, 2000, our software development department consisted of 24 technology professionals. These individuals, with expertise in application development, documentation and quality assurance, are divided into cross-functional teams responsible for our point-of-care and Internet solutions.

   TouchScript operates on Microsoft's NT and Windows operating systems. All software products are developed using com-objects, Active Server Pages and C++ programming language. Our Internet applications are browser-independent and are protected by a state-of-the-art firewall, which is a network interconnection element that polices traffic flowing between the Allscripts internal network and the Internet, and proxy servers that provide layered security defenses against unauthorized access. We employ industry standard 128-bit encryption, known as secure socket layers, to provide secure transfer of information over the Internet.

Governmental Regulation

   As a participant in the healthcare industry, our operations and relationships are regulated by a number of federal, state and local governmental entities.

   The use of our TouchScript software by physicians to perform electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by state and federal law. States have differing prescription format requirements, which we have programmed into TouchScript. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. Federal law and the laws of several states neither specifically permit nor specifically prohibit electronic transmission of prescription orders. Given the rapid growth of e-commerce in healthcare, and particularly the growth of the Internet, we expect many states, as well as the federal government, to directly address these areas with regulation in the near future.

   Physician dispensing of medications for profit is allowed in all states except Utah and is prohibited, subject to extremely limited exceptions, in Massachusetts, Montana and Texas. In addition, New York and New Jersey, allow physician dispensing of medications for profit, but limit the number of days' supply of all medications, subject to limited exceptions, that a physician can dispense; several other states limit the number of days' supply of controlled substances that a physician may dispense. Many of the states allowing physician dispensing for profit have regulations relating to licensure, storage, labeling, record keeping and the degree of supervision required by the physician over support personnel who assist in the non-judgmental tasks associated with physician dispensing, like retrieving medication bottles and affixing labels. We regularly monitor these laws and regulations, in consultation with the governing agencies, to assist our customers in understanding them so that they can materially comply.

   Congress enacted significant prohibitions against physician self-referrals in the Omnibus Budget Reconciliation Act of 1993. This law, commonly referred to as "Stark II," applies to physician dispensing of outpatient prescription drugs that are reimbursable by Medicare or Medicaid. Stark II, however, includes an exception for the provision of in-office ancillary services, including a physician's dispensing of outpatient prescription drugs, provided that the physician meets the requirements of the exception. We believe that the physicians who use our TouchScript system or dispense drugs distributed by us are doing so in material compliance with Stark II, either pursuant to the in-office ancillary services exception or another applicable exception.

   As a repackager and distributor of drugs, we are subject to regulation by and licensure with the FDA, the DEA and various state agencies that regulate wholesalers or distributors. Among the regulations applicable to our repackaging operation are the FDA's "good manufacturing practices." We are subject to periodic inspections by regulatory authorities of our facilities, policies and procedures for compliance with applicable legal requirements. Because the FDA's good manufacturing practices were designed to govern the manufacture, rather than the repackaging, of drugs, we face legal uncertainty concerning the application of some aspects of these regulations and of the standards that the FDA will enforce.

   As a distributor of prescription drugs to physicians, we and our customers are also subject to the federal anti-kickback statute, which applies to Medicare, Medicaid and other state and federal programs. The statute prohibits the solicitation, offer, payment or receipt of remuneration in return for referrals or the purchase of goods, including drugs, covered by the programs. The anti-kickback law provides a number of exceptions or "safe harbors" for particular types of transactions. We believe that our arrangements with our customers are in material compliance with the anti-kickback statute and relevant safe harbors. Many states have similar fraud and abuse laws, and we believe that we are in material compliance with those laws.

   As part of our services provided to physicians, our system will electronically transmit claims for prescription medications dispensed by a physician to many patients' payers for immediate approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit a claim to any payer, including, for example, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. We believe that we have in place policies and procedures to assure that all claims that are transmitted by our system are accurate and complete, provided that the information given to us by our customers is also accurate and complete.

   Existing federal and state laws and regulations regulate the disclosure of confidential medical information, including information regarding conditions like AIDS, substance abuse and mental illness. In addition, the U.S. Department of Health and Human Services recently published a proposed rule regarding the disclosure of confidential medical information, which is expected to become final in May 2000. As part of the operation of our business, our customers may provide to us patient-specific information related to the prescription drugs that our customers prescribe to their patients. We believe that we have policies and procedures to assure that any confidential medical information we receive is handled in a manner that complies with all federal and state confidentiality requirements.

History

   Allscripts was initially organized to repackage and sell pharmaceuticals to physicians for dispensing to their patients. When the current management team arrived at Allscripts in late 1997, it recognized the need for a new set of medication management solutions. The communication capabilities offered by the Internet, paired with our existing relationships with managed care organizations and with physicians, enabled us to create a new set of tools for the physician with a first-to-market advantage. Management immediately refocused Allscripts on information technology products rather than solely dispensing repackaged pharmaceuticals. In recent years, we have invested heavily in Internet and client/server software development to capture and leverage the value of electronic information to all parties in the healthcare equation: patients, physicians, managed care organizations, pharmacies and pharmaceutical manufacturers.

Employees

   As of February 29, 2000, we employed 310 persons on a full-time basis, including 132 in customer service and support, 56 in general and administrative, 67 in sales and marketing, 31 in production and warehousing and 24 in product development. None of our employees is a member of a labor union or is covered by a collective bargaining agreement. We believe we have excellent relations with our employees.

Item 2. Properties

   Our executive offices and state-of-the-art repackaging facilities are located in Libertyville, Illinois in approximately 80,000 square feet of leased space under a lease that expires in June 2004. We also lease space for a separate, smaller repackaging facility in Grayslake, Illinois under a lease that expires in June 2002. We believe that our facilities are adequate for our current operations.

Item 3. Legal Proceedings

   We are involved in litigation incidental to our business from time to time. We are not currently involved in any litigation in which we believe an adverse outcome would have a material adverse effect on our business, financial condition, results of operations or prospects. However, we have been involved in litigation and are subject to certain claims as described below.

   Allscripts is a defendant in over 2,000 multi-defendant lawsuits brought by over 3,000 claimants involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. The majority of these suits were filed in state courts in Texas beginning in August 1999. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. In each of these suits Allscripts is one of many defendants, including manufacturers and other distributors of these drugs. Allscripts does not believe it has any significant liability incident to the distribution or repackaging of these drugs, and it has tendered defense of these lawsuits to its insurance carrier for handling. In addition, while Allscripts has not yet conducted a review of all of the Texas suits, since physician dispensing is generally prohibited in Texas and Allscripts has never distributed these drugs in Texas, Allscripts believes that it is unlikely that it is responsible for the distribution of the drugs at issue in many of these cases. The lawsuits are in various stages of litigation, and it is too early to determine what, if any, liability Allscripts will have with respect to the claims made in these lawsuits. If Allscripts' insurance coverage in the amount of $16,000,000 per occurrence and $17,000,000 per year in the aggregate is inadequate to satisfy any resulting liability, Allscripts will have to defend these lawsuits and be responsible for the damages, if any, that Allscripts suffers as a result of these lawsuits. Allscripts does not believe that the outcome of these lawsuits will have a material adverse effect on its financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Public Market for Common Stock

   Our common stock has been quoted on the Nasdaq National Market under the symbol "MDRX" since July 23, 1999. Prior to that time, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

                                                                    High   Low
                                                                   ------ ------
   Year Ended December 31, 1999
     Third Quarter (since July 23, 1999).......................... $19.75 $12.38
     Fourth Quarter...............................................  49.50  10.88
   Year Ended December 31, 2000
     First Quarter (through March 27, 2000)....................... 86.00  44.63

   On March 27, 2000, we had 224 holders of record of common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, under the terms of our current bank line of credit, we are prohibited from paying dividends, other than dividends payable in capital stock, on any of our shares.

Recent Unregistered Issuances of Common Stock

   In the three months ended December 31, 1999, we issued 100,056 unregistered shares of common stock to current and former employees upon exercise of options for an aggregate price of $144,685. Exemption from registration is claimed pursuant to Rule 701 under the Securities Act of 1933.

   In the three months ended December 31, 1999, we issued 62,609 unregistered shares of common stock upon exercise of warrants for an aggregate exercise price of 178 shares of common stock surrendered pursuant to cashless exercises. Exemption from registration is claimed pursuant to Sections 3(a)(9) and 4(2) of the Securities Act.

Item 6. Selected Financial Data

   You should read the selected consolidated financial data shown below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1997, 1998 and 1999 and the consolidated balance sheet data at December 31, 1998 and 1999 are derived from the consolidated financial statements audited by PricewaterhouseCoopers LLP that are included in this report. The consolidated statements of operations data for the years ended December 31, 1995 and 1996 and the balance sheet data at December 31, 1995, 1996 and 1997 are derived from audited financial statements that are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period. The statements of operations data below reflect the pharmacy benefit management business that we sold in March 1999 as a discontinued operation.

                                          Year Ended December 31,
                                 ----------------------------------------------
                                  1995     1996      1997      1998      1999
                                 -------  -------  --------  --------  --------
                                   (In thousands, except per share data)
Statements of Operations Data:
Revenue........................  $33,310  $33,462  $ 30,593  $ 23,682  $ 27,586
Cost of revenue................   24,142   23,390    21,117    17,320    21,909
                                 -------  -------  --------  --------  --------
Gross profit...................    9,168   10,072     9,476     6,362     5,677
Operating expenses:
 Selling, general and
  administrative expenses......   12,427   11,599    13,869    12,658    20,656
 Amortization of intangibles...      495      529       409       372     1,351
 Other operating expenses......    1,318    1,034     2,568       430       319
                                 -------  -------  --------  --------  --------
Loss from operations...........   (5,072)  (3,090)   (7,370)   (7,098)  (16,649)
Interest income (expense),
 net...........................   (1,005)  (1,301)   (1,621)     (596)    1,216
Other expense..................      325      (39)      --        --        --
                                 -------  -------  --------  --------  --------
Loss from continuing
 operations....................   (5,752)  (4,430)   (8,991)   (7,694)  (15,433)
Income (loss) from discontinued
 operations....................    1,389    1,489    (1,808)      970       642
Gain from sale of discontinued
 operations....................      --       --        --        --      3,547
                                 -------  -------  --------  --------  --------
Loss before extraordinary
 items.........................   (4,363)  (2,941)  (10,799)   (6,724)  (11,244)
Extraordinary loss from early
 extinguishment of debt........      --       --        --       (790)      --
                                 -------  -------  --------  --------  --------
Net loss.......................   (4,363)  (2,941)  (10,799)   (7,514)  (11,244)
Accretion on mandatory
 redeemable preferred shares
 and accrued dividends on
 preferred shares..............     (923)    (923)     (923)   (2,415)   (2,198)
                                 -------  -------  --------  --------  --------
Net loss attributable to common
 stockholders..................  $(5,286) $(3,864) $(11,722) $ (9,929) $(13,442)
                                 =======  =======  ========  ========  ========
Basic and diluted net loss from
 continuing operations per
 share.........................  $ (3.84) $ (1.87) $  (3.35) $  (1.66) $  (1.20)
                                 =======  =======  ========  ========  ========
Weighted average shares used in
 computing per share
 calculation ..................    1,737    2,854     2,956     6,076    14,718
                                 =======  =======  ========  ========  ========
Pro forma basic and diluted net
 loss from continuing
 operations per share (1)......                              $  (0.88) $  (0.94)
                                                             ========  ========
Shares used in computing pro
 forma basic and diluted net
 loss from continuing
 operations per share (1)......                                 9,073    16,426
                                                             ========  ========
Other Operating Data:
Traditional revenue (2)........  $33,310  $33,462  $ 30,593  $ 22,338  $ 17,892
E-commerce revenue (3).........      --       --        --      1,344     9,694
                                 -------  -------  --------  --------  --------
Revenue........................  $33,310  $33,462  $ 30,593  $ 23,682  $ 27,586
                                 =======  =======  ========  ========  ========
Balance Sheet Data (at period
 end):
Cash, cash equivalents and
 marketable securities.........  $   673  $   665  $    205  $    718  $ 55,610
Working capital................   (2,730)   5,443    (3,023)      271    58,856
Total assets...................   23,701   26,713    19,387    18,920    74,014
Long-term debt.................    4,814   15,093    11,276        59        59
Redeemable preferred shares....    8,873    9,796    10,719    32,547       --
Total stockholders' equity
 (deficit).....................   (2,859)  (6,700)  (18,356)  (26,792)   67,364

--------
(1) Pro forma basic and diluted net loss from continuing operations per share information reflects the impact of the conversion of all shares of convertible preferred stock into common stock upon the closing of our initial public offering as well as the issuance of 19,958 shares of common stock upon the closing of our initial public offering pursuant to a contingent payment obligation on basic and diluted net loss per share as of the beginning of the year, or date of issuance, if later, using the if-converted method. In addition, the unaudited pro forma net loss per share information excludes accretion and accrued dividends on redeemable preferred shares as redemption of these shares, which occurred upon the closing of our initial public offering, is assumed to have occurred as of the beginning of the year or, if later, the date of issuance.
(2) Traditional revenue includes all non-e-commerce revenue and is derived from the sale through non-Internet channels of prescription medications and other medical products to physicians who do not use our software.
(3) E-commerce revenue is derived primarily from the sale of prescription medications over the Internet to physicians who use our software or who order products from us primarily over the Internet. E-commerce revenue also includes revenue from software license fees, computer hardware sales and leases, and related services.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion and analysis together with "Selected Financial Data" and our consolidated financial statements and related notes included in this report. This discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. You should read the cautionary statements made in this report as applying to related forward-looking statements wherever they appear in this report. Our actual results may be materially different from the results we discuss in the forward-looking statements due to certain factors, including those discussed in "Risk Factors" and other sections of this report.

Overview

   We provide physicians with Internet and client/server medication management solutions designed to improve the quality and cost effectiveness of pharmaceutical healthcare.

   From our inception in 1986 through 1996, we focused almost exclusively on the sale of prepackaged medications to physicians, in particular those with a high percentage of fee-for-service patients. The advent of managed prescription benefit programs required providers to obtain reimbursement for medications dispensed from managed care organizations rather than directly from their patients. This new reimbursement methodology made it more difficult for our physician customers to dispense medications to their patient base.

   In 1997, under the direction of our new executive management team, we focused our efforts on the information aspects of medication management, including the development of technology tools necessary for electronic prescribing, routing of prescription information and submission of medication claims for managed care reimbursement. In January 1998, we introduced the first version of TouchScript that fully incorporated these features. At the same time, we redirected our sales and marketing efforts away from our traditional fee-for-service customer base to physicians who have a large percentage of managed care patients. We recognized that there is a larger market opportunity among physicians whose patients are covered by managed care plans because the portion of prescriptions covered by managed care plans is increasing relative to the portion of fee-for-service prescriptions. Further, we believe that our technology can give us a competitive advantage where more patients' prescriptions are covered by managed care plans because our products streamline the process by which physicians, managed care organizations and patients interact. In addition, we believe that the managed care market provides us with the opportunity to realize higher margins on our software products. To maintain our position in a rapidly changing and increasingly competitive marketplace, we expect to continue to increase the number of our sales, sales support, product development and customer service personnel significantly, and, accordingly, we expect our operating expenses to continue to increase at an accelerated pace.

   As our strategic focus has shifted to medication management products and solutions, the human resources needed to manage, implement and support our strategy have been changing as well. Consequently, we have continually assessed the skills and experience of our workforce to ensure an appropriate match with our business objectives. This led to a significant turnover in staff during 1997 and 1998 through reductions in force, employee terminations and employee attrition. The costs associated with this reorganization consisted primarily of severance costs related to the reductions in force and employee terminations and have been recorded as other operating expenses. This reorganization has helped align our staffing with our strategic focus and has reduced associated administrative expenses.

   We currently derive our revenue from the sale of prepackaged medications, software licenses, computer hardware and related services. In the years ended December 31, 1998 and 1999, sales of prepackaged medications represented 97.8% and 92.3%, respectively, of total revenue.

   Our shift in focus to physicians who require technology-based services to operate successfully in a managed care environment and away from physicians with a high percentage of fee-for-service patients is reflected in the composition of our revenue, as depicted in the following table:

                                                   Quarter Ended
                         ------------------------------------------------------------------
                                       1998                              1999
                         --------------------------------- --------------------------------
                                                                                      Dec.
                         March 31 June 30 Sept. 30 Dec. 31 March 31 June 30 Sept. 30   31
                         -------- ------- -------- ------- -------- ------- -------- ------
                                                   (In thousands)
Traditional revenue.....  $6,101  $5,807   $5,394  $5,036   $5,235  $4,537   $4,035  $4,085
E-commerce revenue......     250     249      366     479      793   1,855    2,940   4,106
                          ------  ------   ------  ------   ------  ------   ------  ------
  Total revenue.........  $6,351  $6,056   $5,760  $5,515   $6,028  $6,392   $6,975  $8,191
                          ======  ======   ======  ======   ======  ======   ======  ======

   Traditional revenue includes all non-e-commerce revenue and is derived from the sale through non-Internet channels of prescription medications and other medical products to physicians who do not use our software. We expect traditional revenue to represent a decreasing percentage of total revenue in the future. E-commerce revenue is derived primarily from the sale of prescription medications over the Internet to physicians who use our software or who order products from us primarily over the Internet. E-commerce revenue also includes revenue for software subscriptions, computer hardware sales and leases, and related services. For the year ended December 31, 1999, sales of prepackaged medications represented 89.2% of e-commerce revenue. In 1999, approximately 42% of e-commerce revenue represented medication sales over the Internet without the use of TouchScript ordering. While we expect a portion of future e-commerce revenue to continue to represent a shifting of traditional revenue, we anticipate that most of the future growth in e-commerce revenue will be generated by physician practice groups that are not currently our customers. Factors that we expect will attract future customers include an interest in physician dispensing, a desire to minimize financial risk imposed by managed care payers with respect to medications that they prescribe, and concern about the potential liability associated with medication errors.

   As of December 31, 1999, we operated in one segment--the sale of medication management products, which currently consist principally of TouchScript and prepackaged medications. Our two other product categories, Internet products and services and information products, currently generate an immaterial amount of revenue. Nevertheless, these product categories are central to our operating strategy. We anticipate that if these product categories grow, the way our business is organized will change to reflect the increasing importance of each of these product categories. If this occurs, we may determine that we operate in multiple segments and be required to make additional disclosure about each.

   We believe that managed care prescription programs will continue to cover an increasing percentage of patients in the foreseeable future. This trend will have the effect of reducing the dispensing opportunities of our traditional dispensing customers because of their inability to submit claims electronically for reimbursement by managed care payers. This reduction in dispensing opportunities will reduce the revenue that we have historically recognized from these customers. Additionally, managed care programs impose reduced reimbursement rates for the medications dispensed to their plan participants, thus providing us with a dollar margin per prescription dispensed that is lower than we have historically experienced. Because TouchScript enables physicians to submit claims electronically for reimbursement by managed care payers, a large portion of the medications dispensed by our TouchScript customers is dispensed to managed care patients. Accordingly, we expect that the fastest growing portion of our business will provide margins with respect to the sale of prepackaged medications that are lower than we have historically experienced.

   The length of the sales cycle for our current TouchScript product has shortened in recent months and generally ranges from one to six months. Our sales cycle length depends on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer. Our typical sales cycle for large healthcare organizations, such as physician practice management organizations, hospital-owned physician groups and independent practice organizations, has generally been longer than for smaller physician groups due to the more complex decision-making processes of larger organizations. Our customers currently consist of physician practices that range in size from a single physician in one location to as many as 140 physicians practicing in multiple locations. Typical TouchScript license agreements have a term of three years and provide for up-front fees for installation services and monthly subscription fees, which entitle the customer, at no additional charge, to software upgrades, periodic on-site maintenance and telephone support to the extent that these are made generally available. Some contracts include a 90-day evaluation period.

   Medications sold to physicians are billed upon shipment, generally with 30-day payment terms. We collect, on behalf of TouchScript customers, amounts due to them from managed care organizations for medications provided to patients in the office. These payments are generally collected within 15 days after the medications are dispensed and are offset against amounts owed to us by physicians. We do not believe that this arrangement has a material impact on our overall collection cycle or liquidity.

   We recognize revenue from the sale of medications upon shipment of the pharmaceutical products. We recognize revenue from software subscriptions and related leased hardware, if applicable, ratably over the term of the subscription, typically 36 months, beginning after the software and hardware have been delivered and installed and customer training has been completed. Revenue from the sale of hardware is recognized upon shipment of the product; however, no revenue is recognized for subscriptions or the lease or sale of hardware where payment of the related fee is refundable or subject to the performance of future obligations. We recognize revenue from services as they are performed.

   We do not believe that inflation has had a material effect on our results of operations.

   In the years ended December 31, 1998 and 1999, we recorded total unearned stock compensation of approximately $407,000 and $1,850,000, respectively, in connection with stock options granted during the period. These amounts represent the difference between the exercise price of stock option grants and the deemed fair market value of our common stock at the time of the grants. These amounts are being amortized to expense over the vesting periods of the applicable options, resulting in approximately $176,000 and $449,000 of expense for the years ended December 31, 1998 and 1999, respectively, which amounts are included in selling, general and administrative expenses. Amortization of unearned compensation expense for each of the next four fiscal years is expected to be as follows:

                                                                      Amount
        Year Ended                                                (In thousands)
        ----------                                                --------------
      December 31, 2000..........................................      $538
      December 31, 2001..........................................       493
      December 31, 2002..........................................       485
      December 31, 2003..........................................       116

   In March 1999, in order to focus all of management's attention and resources on the physician medication management business and due to the significant resources necessary to remain competitive and sustain profitability in the pharmacy benefit management business, we sold substantially all of the assets, excluding cash and accounts receivable, of the pharmacy benefit management business. The total consideration was approximately $7,500,000 in cash at closing and a contingent payment of up to $8,400,000 based upon achieving certain milestones for the one-year period following the closing. We expect to receive less than the maximum contingent payment. This business had net sales of $44,719,000, $52,866,000 and $14,292,000 in 1997, 1998 and 1999,
respectively, while recording an operating loss of $1,808,000 for 1997, an operating profit of $970,000 for 1998 and an operating profit of $642,000 for 1999. The operating loss of $1,808,000 for 1997 included a writedown of acquisition intangibles in the amount of $3,300,000. The writedown was the result of the loss of customers acquired in the acquisition of our mail order pharmacy business, reduced margin contributions from other acquired customers and higher projected levels of customer attrition. Our financial statements and the discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the pharmacy benefit management business as a discontinued operation. In the year ended December 31, 1999, we recognized a gain on the sale of this business of $3,547,000, based upon the consideration received at closing. If we receive any additional contingent payments, the gain, net of tax effects, will be increased accordingly. See Note 16 of Notes to Consolidated Financial Statements.

   In May 1999, we acquired all of the outstanding stock of TeleMed Corp., which operates as MedSmart, in exchange for 117,500 shares of our common stock at closing and an additional 87,271 shares in September 1999. MedSmart sells e-detailing products, which are Internet-based physician drug education programs and medical books, online and by telephone. These products are intended to complement our existing line of medication management products. MedSmart generated revenue of approximately $1,600,000 with a net loss of approximately $330,000 for the year ended December 31, 1998. The MedSmart acquisition will have the near-term effect of increasing cash used in operating activities.

   In June 1999, we acquired substantially all of the assets of Shopping@Home, Inc., a development-stage Internet retailer, in exchange for a promissory note in the principal amount of $650,000, bearing interest at 6.0% per year, which was repaid in August 1999. We expect the Internet software capabilities of Shopping@Home to enhance the development of our Internet-based products. Shopping@Home generated no revenue and had operating losses of approximately $325,000 for the year ended December 31, 1998. The Shopping@Home acquisition will have the near-term effect of increasing cash used in operating activities.

   In March 2000, we signed a definitive agreement to acquire MasterChart, Inc., a software developer providing dictation, integration and patient record technology, for up to $120 million in common stock and $5 million in cash. We expect to close this acquisition in April 2000. In connection with this acquisition we expect to record goodwill and other intangible assets in an amount approximately equal to the purchase price. We expect to amortize this amount to expense over three years, which is the estimated economic life of these intangible assets.

Results of Operations

   The following table shows, for the periods indicated, our results of operations expressed as a percentage of our revenue:

                                                            Year Ended
                                                           December 31,
                                                         ---------------------
                                                         1997    1998    1999
                                                         -----   -----   -----
Revenue................................................. 100.0%  100.0%  100.0%
Cost of revenue.........................................  69.0    73.1    79.4
                                                         -----   -----   -----
Gross profit............................................  31.0    26.9    20.6
Operating expenses:
  Selling, general and administrative expenses..........  45.4    53.5    74.9
  Amortization of intangibles...........................   1.3     1.6     4.9
  Other operating expenses..............................   8.4     1.8     1.2
                                                         -----   -----   -----
Loss from operations.................................... (24.1)  (30.0)  (60.4)
Interest income (expense), net..........................  (5.3)   (2.5)    4.4
Other expense...........................................   --      --      --
                                                         -----   -----   -----
Loss from continuing operations......................... (29.4)  (32.5)  (56.0)
Income (loss) from discontinued operations..............  (5.9)    4.1     2.3
Gain from sale of discontinued operations...............   --      --     12.9
                                                         -----   -----   -----
Loss before extraordinary items......................... (35.3)  (28.4)  (40.8)
Extraordinary loss from early extinguishment of debt....   --     (3.3)    --
                                                         -----   -----   -----
Net loss................................................ (35.3)% (31.7)% (40.8)%
                                                         =====   =====   =====

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Total revenue increased by 17% or $3,904,000 from $23,682,000 in 1998 to $27,586,000 in 1999. E-commerce revenue increased by 621% or $8,350,000 from $1,344,000 in 1998 to $9,694,000 in 1999. Traditional revenue decreased by 20% or $4,446,000 from $22,338,000 in 1998 to $17,892,000 in 1999.

   The increase in e-commerce revenue reflects a shifting of traditional revenue as a result of traditional customers ordering products over the Internet, as well as additional installations and increased use of TouchScript. The decrease in traditional revenue reflects a shifting of traditional revenue to e-commerce as outlined above and the attrition of traditional customers, as well as reduced levels of prepackaged medication dispensing by our traditional customers due to the increased penetration of managed care prescription programs. This decrease was partially offset by general price inflation of brand medications, an increase in the dispensing percentage of brand drugs, which have a considerably higher average selling price than their generic counterparts, and revenue generated by MedSmart.

   Cost of revenue increased by 27% or $4,589,000 from $17,320,000 in 1998 to $21,909,000 in 1999 due to a greater percentage of revenue coming from sales of higher cost brand products, increased revenue, increased operating costs at sites where we manage the dispensary on behalf of the physician and increased costs of technical support. Cost of revenue as a percentage of total revenue increased from 73.1% in 1998 to 79.4% in 1999 principally due to a greater percentage of revenue coming from lower margin brand products and increased operating costs at sites where we manage the dispensary on behalf of the physician. This percentage increase was partially offset by higher relative percentage margin contributions from software and MedSmart revenues.

   Selling, general and administrative expenses increased by 63% or $7,998,000 from $12,658,000 in 1998 to $20,656,000 in 1999 due primarily to additional spending for sales and sales support personnel as well as related expenses needed to sell, implement and support TouchScript installations, additional spending for TouchScript and Internet product development personnel and related support expenses, expenses related to MedSmart operations, increased recruiting expenses, increased legal costs and additional deferred stock compensation expense. In 1999, we recorded unearned stock compensation of approximately $1,850,000, representing the difference between the exercise price of stock option grants and the deemed fair market value of our common stock at the time of the grants. This amount will be amortized to expense over the vesting periods of the applicable grants and is expected to be fully amortized by 2003. We also incurred non-cash compensation expense of $293,000 related to stock options issued to consultants of Allscripts. As a result, selling, general and administrative expenses as a percentage of total revenue increased from 53.4% in 1998 to 74.9% in 1999.

   Amortization of intangibles increased by 263% or $979,000 from $372,000 in 1998 to $1,351,000 in 1999. The increase in amortization relates to the amortization of the goodwill recorded in the MedSmart acquisition, which was completed in May 1999, and the Shopping@Home acquisition, which was completed in June 1999.

   Other operating expenses decreased by 26% or $111,000 from $430,000 in 1998 to $319,000 in 1999. Other operating expenses in 1999 of $319,000 reflect a non-cash, non-recurring charge related to the issuance of common stock upon the closing of our initial public offering in accordance with a contingent payment obligation related to an acquisition we made in 1995. The 1998 expense consisted entirely of severance costs related to the refocusing of our sales efforts.

   Net interest income for 1999 was $1,216,000 as compared to net interest expense of $596,000 for 1998. This increase relates to interest earned on the investment of net proceeds from our initial public offering, the exchange of subordinated convertible debentures for redeemable preferred stock in April 1998, the repayment of the term loan we had with our commercial bank in April 1998 and the repayment of borrowings on our revolving credit facility with our commercial bank in July 1999.

   We have recorded no provision or benefit for income taxes during 1999 because we currently anticipate that the annual effective income tax rate will be minimal or zero and we have fully reserved all of our deferred tax assets.

   The operating results of our pharmacy benefit management business, which we sold in March 1999, have been segregated from continuing operations and reported as a separate line item on the Consolidated Statements of Operations under the caption "Income (loss) from discontinued operations." Additionally, the gain we recognized from the sale of this business has been reported as a separate line item under the caption "Gain from sale of discontinued operations."

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Total revenue decreased by 23% or $6,911,000 from $30,593,000 in 1997 to $23,682,000 in 1998. Traditional revenue decreased by 27% or $8,255,000 from $30,593,000 in 1997 to $22,338,000 in 1998. The overall decrease consists primarily of approximately $6,600,000 due to attrition of customers and reduced levels of medication dispensing by our traditional customers, principally as a result of the increased market penetration of managed care prescription programs. This decrease also reflects approximately $3,300,000 due to the manufacturer withdrawal of two weight-loss products in October 1997 and approximately $700,000 as a result of price reductions in response to competitive pressures. This decrease was partially offset by increases in the average selling price of brand products sold, which increased traditional revenues by approximately $2,500,000 from 1997 to 1998. In the first quarter of 1998, we began to generate e-commerce revenue. We recognized $1,344,000 of e-commerce revenue in 1998.

   Cost of revenue decreased by 18% or $3,797,000 from $21,117,000 in 1997 to $17,320,000 in 1998 due to the decrease in traditional revenue outlined above. As a percentage of total revenue, cost of revenue increased from 69.0% in 1997 to 73.1% in 1998. This percentage increase was principally due to price reductions in response to competitive pressures, which increased the cost of revenue as a percentage of revenue by approximately 5%, and increased costs of production, warehousing and distribution, which increased cost of revenue as a percentage of revenue by approximately 1%. These increases were partially offset by a shift in product mix to higher percentage margin products, which reduced cost of revenue as a percentage of revenue by approximately 2%.

   Selling, general and administrative expenses decreased by 9% or $1,211,000 from $13,869,000 in 1997 to $12,658,000 in 1998 but increased as a percentage of total revenue from 45.4% in 1997 to 53.5% in 1998. The decrease consists primarily of $1,614,000 attributable to a reduction in sales personnel and related expenses as a result of the reorganization of the sales and marketing efforts, and $446,000 related to decreased expenses associated with general and administrative functions. These decreases were partially offset by increased spending of $492,000 for personnel needed to develop, sell, implement and support the TouchScript product, an increase in bad debt expense of $263,000 and unearned compensation expense of $176,000.

   Amortization of intangibles decreased by 9% or $37,000 from $409,000 in 1997 to $372,000 in 1998. The decrease in the amortization is the result of a writedown in 1997 of acquisition intangibles to net realizable value.

   Other operating expenses decreased by 83% or $2,138,000 from $2,568,000 in 1997 to $430,000 in 1998. The 1997 expense relates to a writedown of acquisition intangibles in the amount of $2,328,000 and a severance charge of $240,000 for a reduction in force of three sales and seven general and administrative staff personnel. The expense in 1998 related to a reduction in force of nine sales and ten general and administrative staff personnel.

   Interest expense decreased by 63% or $1,025,000 from $1,621,000 in 1997 to $596,000 in 1998 due to the exchange of subordinated convertible debentures for redeemable preferred stock and the repayment of the term loan in April 1998. In addition, in 1998 we recognized an extraordinary loss of $790,000 from the early extinguishment of debt relating to the exchange of the debentures for redeemable preferred stock.

Selected Quarterly Operating Results

   Our quarterly results of operations have generally been seasonal, with a greater proportion of our revenue typically occurring in the first and fourth quarters. This seasonality is primarily attributable to the fact that more prescriptions are written in the winter months.

    The following table shows our quarterly unaudited consolidated financial information for the eight quarters ended December 31, 1999 and each item as a percentage of total revenue. We have prepared this information on the same basis as the annual information presented in other sections of this report. In management's opinion, this information reflects all adjustments, all of which are of a normal recurring nature, that are necessary for a fair presentation of the results for these periods. You should not rely on the operating results for any quarter to predict the results for any subsequent period or for the entire fiscal year. You should be aware of possible variances in our future quarterly results. See "--Risk Factors--Risks Related to Our Stock--Our quarterly operating results may vary."

                                                     Quarter Ended
                          -------------------------------------------------------------------------------
                                        1998                                      1999
                          ---------------------------------------   -------------------------------------
                          March 31   June 30   Sept. 30   Dec. 31   March 31 June 30   Sept. 30   Dec. 31
                          --------   -------   --------   -------   -------- -------   --------   -------
                                                    (In thousands)
Statements of Operations Data:
Revenue.................  $ 6,351    $ 6,056   $ 5,760    $ 5,515    $6,028  $ 6,392   $ 6,975    $ 8,191
Cost of revenue.........    4,538      4,413     4,280      4,089     4,565    5,143     5,686      6,515
                          -------    -------   -------    -------    ------  -------   -------    -------
Gross profit............    1,813      1,643     1,480      1,426     1,463    1,249     1,289      1,676
Operating expenses:
 Selling, general and
  administrative
  expenses..............    3,349      3,242     3,116      2,951     3,550    4,554     5,698      6,854
 Amortization of
  intangibles...........       93         93        93         93        93      175       477        606
 Other operating
  expenses..............      112        --        --         318       --       --        319        --
                          -------    -------   -------    -------    ------  -------   -------    -------
Loss from operations....   (1,741)    (1,692)   (1,729)    (1,936)   (2,180)  (3,480)   (5,205)    (5,784)
Interest income
 (expense), net.........     (396)       (81)      (45)       (74)     (109)     (91)      603        813
                          -------    -------   -------    -------    ------  -------   -------    -------
Loss from continuing
 operations.............   (2,137)    (1,773)   (1,774)    (2,010)   (2,289)  (3,571)   (4,602)    (4,971)
Income from discontinued
 operations.............      387        294       201         88        26      --        616        --
Gain from sale of
 discontinued
 operations.............      --         --        --         --      3,547      --        --         --
                          -------    -------   -------    -------    ------  -------   -------    -------
Income (loss) before
 extraordinary items....   (1,750)    (1,479)   (1,573)    (1,922)    1,284   (3,571)   (3,986)    (4,971)
Extraordinary loss from
 early extinguishment of
 debt...................      --        (790)      --         --        --       --        --         --
                          -------    -------   -------    -------    ------  -------   -------    -------
Net (loss) income.......  $(1,750)   $(2,269)  $(1,573)   $(1,922)   $1,284  $(3,571)  $(3,986)   $(4,971)
                          =======    =======   =======    =======    ======  =======   =======    =======

                                                     Quarter Ended
                          -------------------------------------------------------------------------------
                                        1998                                      1999
                          ---------------------------------------   -------------------------------------
                          March 31   June 30   Sept. 30   Dec. 31   March 31 June 30   Sept. 30   Dec. 31
                          --------   -------   --------   -------   -------- -------   --------   -------
As a Percentage of Revenue:
Revenue.................    100.0%     100.0%    100.0%     100.0%    100.0%   100.0%    100.0%     100.0%
Cost of revenue.........     71.5       72.9      74.3       74.1      75.7     80.5      81.5       79.5
                          -------    -------   -------    -------    ------  -------   -------    -------
Gross profit............     28.5       27.1      25.7       25.9      24.3     19.5      18.5       20.5
Operating expenses:
 Selling, general and
  administrative
  expenses..............     52.7       53.5      54.1       53.6      58.9     71.3      81.6       83.7
 Amortization of
  intangibles...........      1.5        1.5       1.6        1.7       1.5      2.7       6.8        7.4
 Other operating
  expenses..............      1.8        --        --         5.8       --       --        4.6        --
                          -------    -------   -------    -------    ------  -------   -------    -------
Loss from operations....    (27.5)     (27.9)    (30.0)     (35.2)    (36.1)   (54.5)    (74.5)     (70.6)
Interest income
 (expense), net.........     (6.2)      (1.3)     (0.8)      (1.3)     (1.8)    (1.4)      8.6        9.9
                          -------    -------   -------    -------    ------  -------   -------    -------
Loss from continuing
 operations.............    (33.7)     (29.2)    (30.8)     (36.5)    (37.9)   (55.9)    (65.9)     (60.7)
Income from discontinued
 operations.............      6.1        4.8       3.5        1.6       0.4      --        8.8        --
Gain from sale of
 discontinued
 operations.............      --         --        --         --       58.8      --        --         --
                          -------    -------   -------    -------    ------  -------   -------    -------
Income (loss) before
 extraordinary items....    (27.6)     (24.4)    (27.3)     (34.9)     21.3    (55.9)    (57.1)     (60.7)
Extraordinary loss from
 early extinguishment of
 debt...................      --       (13.1)      --         --        --       --        --         --
                          -------    -------   -------    -------    ------  -------   -------    -------
Net (loss) income.......    (27.6)%    (37.5)%   (27.3)%    (34.9)%    21.3%   (55.9)%   (57.1)%    (60.7)%
                          =======    =======   =======    =======    ======  =======   =======    =======

Discontinued Operations

   The operating results of the pharmacy benefit management segment have been segregated from continuing operations and reported as a separate line item on the Consolidated Statements of Operations under the caption "Income (loss) from discontinued operations." Additionally, we have restated our prior financial statements to present the operating results of the pharmacy benefit management business as a discontinued operation.

   Operating results from discontinued operations were as follows:

                                                         1997     1998    1999
                                                        -------  ------- -------
                                                            (In thousands)
      Revenue.......................................... $44,719  $52,866 $14,292
      Cost of revenue..................................  41,413   49,313  13,378
                                                        -------  ------- -------
          Gross profit.................................   3,306    3,553     914
      Selling, general and administrative expenses.....   5,114    2,583     272
                                                        -------  ------- -------
      Operating income (loss)..........................  (1,808)     970     642
                                                        -------  ------- -------
      Income (loss) from discontinued operations....... $(1,808) $   970 $   642
                                                        =======  ======= =======

   Revenue from discontinued operations increased by 18.2% or $8,147,000 from $44,719,000 in 1997 to $52,866,000 in 1998. The increase in revenue reflects our focus on and success within the specialty medication market business, primarily HIV medications. The increases were partially offset by the loss of customers and the repricing of certain accounts as part of the competitive renewal bid process. Revenue from discontinued operations decreased by 73.0% or $38,574,000 from $52,866,000 in 1998 to $14,292,000 in 1999 due to the sale of the pharmacy benefit management business in March of 1999.

   While specialty medication customers generated significant revenue, their gross profit margin percentage was lower than our historical customer base. As a result, cost of revenue in 1998 increased by 19.1% or $7,900,000 from $41,413,000 in 1997 to $49,313,000 in 1998 and increased as a percentage of revenue from 92.6% to 93.3%. Cost of revenue decreased by 72.9% or $35,935,000 from $49,313,000 in 1998 to $13,378,000 in 1999 due to the sale of the pharmacy benefit management business in 1999 as noted above. Cost of revenue as a percentage of revenue increased from 93.3% in 1998 to 93.6% in 1999.

   Selling, general and administrative expenses of discontinued operations increased by $763,000 or 41.9% from $1,820,000 in 1997, excluding a $3,294,000 writedown of acquisition intangibles in 1997, to $2,583,000 in 1998. This increase relates to a $800,000 charge for uncollectible receivables, costs associated with a major computer system conversion and increased administrative and support costs to support higher revenue levels. Selling, general and administrative expenses decreased by $2,311,000 or 89.5% from $2,583,000 in 1998 to $272,000 in 1999, primarily due to the sale of the pharmacy benefit management business in March of 1999, as noted above.

Liquidity and Capital Resources

   At December 31, 1999, our principal sources of liquidity consisted of $40,561,000 of cash and cash equivalents and $15,049,000 of marketable securities. Historically, our principal sources of funds were bank borrowings, the sale of subordinated debt, redeemable preferred stock and equity securities, and operating cash flow generated by our pharmacy benefit management business, which we sold in March 1999. We issued securities for net cash proceeds totaling $8,930,000 in 1998 and $102,709,000 in 1999. We have used these capital resources to fund operating losses, working capital, capital expenditures, acquisitions and retirement of debt. At December 31, 1999, we had an accumulated deficit of $62,008,000.

   Net cash used in operating activities increased by $8,528,000 from $4,165,000 for 1998 to $12,693,000 for 1999, due to an increase in operating losses. In addition, accounts payable decreased, primarily due to the payment of outstanding payables related to our pharmacy benefit management business, which we sold in

March 1999. Inventories also increased from December 31, 1998 to December 31, 1999 as our inventories of computer equipment increased in anticipation of increased sales and installations of our TouchScript software. This was partially offset by decreases in accounts receivable, primarily due to the collection of outstanding receivables related to our pharmacy benefit management business. Further offsets were recognized from increases in depreciation and amortization.

   Net cash used in investing activities increased from $884,000 in 1998 to $11,959,000 in 1999, primarily as a result of the purchase of marketable securities of $15,049,000 offset by cash received from the sale of the pharmacy benefit management business of $7,472,000 in March 1999. Capital expenditures increased from $884,000 in 1998 to $4,428,000 in 1999. The increased level of expenditures in 1999 relates to computer systems placed at sites where we manage the dispensary on behalf of the physician and increases in capital outlays to accommodate new employees. Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the ordinary course of business.

   Net cash provided by financing activities increased from $5,562,000 for 1998 to $64,495,000 for 1999 primarily due to the receipt of net proceeds of $102,709,000 from the initial public offering of our common stock and $1,400,000 in additional borrowings under our revolving credit line, offset by preferred stock redemptions of $34,745,000 and repayment of revolving credit line borrowings of $5,400,000.

   We have spent $518,000, $771,000 and $1,417,000 on software development costs in 1997, 1998 and 1999, respectively. Upon the establishment of technological feasibility for previous versions of TouchScript, we began capitalizing related software development costs. However, these costs were written off because their recoverability was uncertain since market acceptance of TouchScript had not been achieved. Development costs incurred subsequent to the establishment of technological feasibility but prior to general release of the current version of TouchScript were not significant.

   On July 28, 1999, we completed an initial public offering of our common stock. We issued 7,000,000 shares of common stock at an initial public offering price of $16.00 per share. The initial public offering resulted in gross proceeds of $112,000,000, $7,840,000 of which was applied to the underwriting discount and approximately $1,451,000 of which was applied to related offering expenses. In addition, we used $34,745,000 of the proceeds to redeem all outstanding shares of our Series H, I and J Redeemable Preferred Stock, plus accrued dividends thereon; $3,900,000 to repay advances under our revolving line of credit with our commercial bank; and $653,000 to repay a promissory note, including accrued interest, issued as consideration for our acquisition of Shopping@Home, Inc. The remaining net proceeds of approximately $63,400,000 were invested in short-term, interest-bearing, investment grade securities pending their use for general corporate purposes and working capital.

   On March 10, 2000, we completed a public offering of 1,452,000 newly-issued shares of our common stock at an initial price to public of $73.00 per share, resulting in gross proceeds of $105,996,000, $5,561,000 of which was applied to the underwriting discount and approximately $425,000 of which was applied to related offering expenses. The remaining net proceeds of approximately $100,000,000 were invested in short-term, interest-bearing, investment grade securities pending their use for general corporate purposes and working capital.

   At December 31, 1999, we had operating loss carryforwards available for federal income tax reporting purposes of approximately $41,500,000 and have continued to generate taxable losses in 2000. The operating loss carryforwards expire in 2002 through 2019. Our ability to use these operating loss carryforwards to offset future taxable income depends on a variety of factors, including possible limitations on usage under Internal Revenue Code Section
382. Section 382 imposes an annual limitation on the future utilization of operating loss carryforwards due to changes in ownership resulting from the issuance of common shares, stock options, warrants and preferred shares.

   We believe that our existing cash, including the $10,000,000 of proceeds we received from the sale of common stock to a strategic partner in February 2000 and the $100,000,000 in net proceeds we received from our public offering completed in March 2000, cash equivalents, marketable securities and borrowings under our line of credit, will be sufficient to meet the anticipated cash needs of our current business during the year ending December 31, 2000. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in the amounts or on terms acceptable to us, if at all.

Year 2000

   We have not experienced any Year 2000-related problems with our medication management products or with third-party software, hardware or services on which we rely. It is possible, however, that Year 2000 compliance problems exist that we cannot yet identify. If problems arise and we fail to address them on a timely basis, it could result in lost revenue, increased operating costs, the loss of customers and other business interruptions. As of December 31, 1999, we had incurred costs that we believe are allocable to Year 2000 compliance of approximately $175,000.

Recently Issued Accounting Pronouncements

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

Risk Factors

   You should carefully consider the risks and uncertainties described below and other information in this report. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also harm our business operations. If any of these risks or uncertainties occurs, it could have a material adverse effect on our business.

                          Risks Related to Our Company

If physicians do not accept our products and services, our growth will be impaired.

   Our business model depends on our ability to sell our TouchScript system to physicians and other healthcare providers and to generate usage by a large number of physicians. We have not achieved this goal with previous or currently available versions of our software. Physician acceptance of our products and services will require physicians to adopt different behavior patterns and new methods of conducting business and exchanging information. We cannot assure you that physicians will integrate our products and services into their office work flow or that participants in the pharmaceutical healthcare market will accept our products and services as a replacement for traditional methods of conducting pharmaceutical healthcare transactions. Achieving market acceptance for our products and services will require substantial marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the pharmaceutical healthcare industry. If we fail to achieve broad acceptance of our products and services by physicians and other healthcare participants or to position our services as a preferred method for pharmaceutical healthcare delivery, our prospects for growth will be diminished.

Because our business model is new and unproven, our operating history is not indicative of our future performance and our business is difficult to evaluate.

   Because we have not yet successfully implemented our business model, we do not have an operating history upon which you can evaluate our prospects, and you should not rely upon our past performance to predict our future performance. We sold our pharmacy benefit management business in March 1999. Revenue from this discontinued operation was $44,719,000 in 1997, $52,866,000 in 1998 and $14,292,000 in 1999. In each of 1997 and 1998, revenue from this discontinued operation exceeded revenue from continuing operations. For the year ended December 31, 1998, we generated 93.4% of our revenue from the sale of prepackaged medications to doctors for dispensing at the point of care, without the use of our TouchScript system. For the year ended December 31, 1999, we generated 76.2% of our revenue from these non-TouchScript medication sales. Accordingly, our operating history is not indicative of our future performance under our new business model. In attempting to implement our business model, we are significantly changing our business operations, sales and implementation practices, customer service and support operations and management focus. We are also facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, the need to develop strategic relationships and other risks described below.

We have a substantial accumulated deficit because of our operating losses and may never be profitable.

   At December 31, 1999, we had an accumulated deficit of $62,008,000, and we expect to continue to incur significant operating losses. We also expect that our operating losses will continue to increase as we invest in the growth of our business and the implementation of our business strategy. We cannot be certain that we will ever become profitable. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

If we are unable to maintain existing relationships and create new relationships with managed care payers, our prospects for growth will suffer.

   We rely on managed care organizations to reimburse our physician customers for prescription medications dispensed in their offices. While many of the leading managed care payers and pharmacy benefit managers currently reimburse our physicians for in-office dispensing, none of these payers is under a long-term obligation to do so. If we are unable to increase the number of managed care payers that reimburse for in-office dispensing, or if some or all of the payers who currently reimburse physicians decline to do so in the future, utilization of our products and, therefore, our growth will be impaired.

If we are unable to successfully introduce new products, our business prospects will be impaired.

   The successful implementation of our business model depends on our ability to introduce new products and to introduce these new products on schedule. We cannot assure you that we will be able to introduce new products or our products currently under development on schedule, or at all. In addition, early releases of software often contain errors or defects. We cannot assure you that, despite our extensive testing, errors will not be found in our new product releases and services before or after commercial release, which would result in product redevelopment costs and loss of, or delay in, market acceptance. A failure by us to introduce planned products or other new products or to introduce these products on schedule could have a material adverse effect on our business prospects.

Our business will not be successful unless we establish and maintain strategic relationships.

   To be successful, we must establish and maintain strategic relationships with leaders in a number of healthcare and Internet industry segments. This is critical to our success because we believe that these relationships will enable us to:

  . extend the reach of our products and services to a larger number of physicians and to other participants in the healthcare industry;

  . develop and deploy new products;

  . further enhance the Allscripts brand; and

  . generate additional revenue.

   Entering into strategic relationships is complicated because some of our current and future strategic partners may decide to compete with us in some or all of our markets. In addition, we may not be able to establish relationships with key participants in the healthcare industry if we have relationships with their competitors. Moreover, many potential strategic partners have resisted, and may continue to resist, working with us until our products and services have achieved widespread market acceptance.

   Once we have established strategic relationships, we will depend on our partners' ability to generate increased acceptance and use of our products and services. To date, we have established only a limited number of strategic relationships, and these relationships, including our recently formed alliance with IMS Health Incorporated, are in the early stages of development and may not achieve the objectives that we seek. We have limited experience in establishing and maintaining strategic relationships with healthcare and Internet industry participants. If we lose any of these strategic relationships or fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business will suffer.

If potential customers take a long time to evaluate the purchase of our products and services, we could incur additional selling expenses and require additional working capital.

   The length of the sales cycle for our current TouchScript product depends on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer, and is difficult to predict. Our marketing efforts with respect to large healthcare organizations generally involve a lengthy sales cycle due to these organizations' complex decision-making processes. If potential customers take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase, and we may need to raise additional capital sooner than we would otherwise need to.

If we cannot keep pace with advances in technology, our business could be harmed.

   If we cannot adapt to changing technologies, our products and services may become obsolete, and our business could suffer. Because the Internet and healthcare information markets are characterized by rapid technological change, we may be unable to anticipate changes in our current and potential customers' requirements that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving customer requirements or emerging industry standards.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers' requirements.

   We will need to expand our operations if we successfully achieve market acceptance for our products and services. We cannot be certain that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. An unexpectedly large increase in the volume or pace of traffic on our Web site or the number of orders placed by customers may require us to expand and further upgrade our technology. We may not be able to project the rate or timing of increases in the use of our Web site accurately or to expand and upgrade our systems and infrastructure to accommodate such increases. Difficulties in managing any future growth could have a significant negative impact on our business because we may incur unexpected expenses and be unable to meet our customers' requirements.

If we lose the services of our key personnel, we may be unable to replace them, and our business could be negatively affected.

   Our success depends in large part on the continued service of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of Glen E. Tullman, our Chairman and Chief Executive Officer, and David B. Mullen, our President and Chief Financial Officer, are integral to the execution of our business strategy. If one or more of our key employees leaves Allscripts, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could negatively affect our business, financial condition and results of operations.

If we are unable to implement our acquisition strategy successfully, our ability to expand our product and service offerings and our customer base may be limited.

   We regularly evaluate acquisition opportunities. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns, entry into markets in which we have little or no direct prior experience, the potential loss of key employees of the acquired company and our inability to maintain the goodwill of the acquired businesses. In order to expand our product and service offerings and grow our business by reaching new customers, we may continue to acquire businesses that we believe are complementary. The successful implementation of this strategy depends on our ability to identify suitable acquisition candidates, acquire companies on acceptable terms, integrate their operations and technology successfully with our own and maintain the goodwill of the acquired business. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than we have. Competition for these acquisition targets could also result in increased prices of acquisition targets.

   Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the assumption of known and unknown liabilities, the writeoff of software development costs and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on our business, financial condition, operating results and prospects. We have taken, and in the future may take, charges against earnings in connection with acquisitions. The costs and expenses incurred may exceed the estimates upon which we based these charges.

Our business depends on our intellectual property rights, and if we are unable to protect them, our competitive position will suffer.

   Our business plan is predicated on our proprietary systems and technology, including TouchScript. We protect our proprietary rights through a combination of trademark, trade secret and copyright law, confidentiality agreements and technical measures. We generally enter into non-disclosure agreements with our employees and consultants and limit access to our trade secrets and technology. We cannot assure you that the steps we have taken will prevent misappropriation of technology. Misappropriation of our intellectual property would have a material adverse effect on our competitive position. In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may incur substantial costs as a result.

If we are deemed to infringe on the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services.

   We could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive products. While we do not believe that we have infringed or are infringing on any valid proprietary rights of third parties, we cannot assure you that infringement claims will not be asserted against us or that those claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all.

Factors beyond our control could cause interruptions in our operations, which would adversely affect our reputation in the marketplace and our results of operations.

   To succeed, we must be able to operate our systems without interruption. Certain of our communications and information services are provided through our service providers. Our operations are vulnerable to interruption by damage from a variety of sources, many of which are not within our control, including:

  .power loss and telecommunications failures;

  .software and hardware errors, failures or crashes;

  .computer viruses and similar disruptive problems; and

  .fire, flood and other natural disasters.

   We have no comprehensive plans for these contingencies. Any significant interruptions in our services would damage our reputation in the marketplace and have a negative impact on our results of operations.

We may be liable for use of data we provide.

   We provide data for use by healthcare providers in treating patients. Third-party contractors provide us with most of this data. Although no claims have been brought against us alleging injuries related to the use of our data, claims may be made in the future. While we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, we cannot assure you that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could materially harm our financial condition.

If our security is breached, we could be subject to liability, and people could be deterred from using our services.

   The difficulty of securely transmitting confidential information over the Internet has been a significant barrier to conducting e-commerce and engaging in sensitive communications over the Internet. Our strategy relies on the use of the Internet to transmit confidential information. We believe that any well-publicized compromise of Internet security may deter people from using the Internet for these purposes, and from using our system to conduct transactions that involve transmitting confidential healthcare information.

   It is also possible that third parties could penetrate our network security or otherwise misappropriate patient information and other data. If this happens, our operations could be interrupted, and we could be subject to liability. We may have to devote significant financial and other resources to protect against security breaches or to alleviate problems caused by breaches. We could face financial loss, litigation and other liabilities to the extent that our activities or the activities of third-party contractors involve the storage and transmission of confidential information like patient records or credit information. In addition, we could incur additional expenses if new regulations regarding the use of personal information are introduced.

If we are unable to obtain additional financing for our future needs, our growth prospects and our ability to respond to competitive pressures will be impaired.

   We expect the net proceeds to us of this offering, together with our existing cash, cash equivalents, marketable securities and borrowings under our line of credit, to be sufficient to meet the anticipated cash needs of our current business during the year ending December 31, 2000. We may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. We cannot be certain that additional financing will be available on favorable terms, or at all. If adequate financing is not available or is not available on acceptable terms, our ability to fund our expansion, take advantage of potential acquisition opportunities, develop or enhance services or products, or respond to competitive pressures would be significantly limited.

If our content and service providers fail to perform adequately, our reputation in the marketplace and results of operations could be adversely affected.

   We depend on independent content and service providers for many of the benefits we provide through our TouchScript system, including the maintenance of managed care pharmacy guidelines, drug interaction reviews and the routing of transaction data to third-party payers. Any problems with our providers that result in interruptions of our services or a failure of our services to function as desired could damage our reputation in the marketplace and have a material adverse effect on our results of operations. We may have no means of replacing content or services on a timely basis or at all if they are inadequate or in the event of a service interruption or failure.

   We also expect to rely on independent content providers for the majority of the clinical, educational and other healthcare information that we plan to provide on our Web site. In addition, we will depend on our content providers to deliver high quality content from reliable sources and to continually upgrade their content in response to demand and evolving healthcare industry trends. Any failure by these parties to develop and maintain high quality, attractive content could impair the value of the Allscripts brand and our results of operations.

If third-party payers force us to reduce our prices, our results of operations could suffer.

   We expect to derive a majority of our revenue from the sale, including over the Internet, of prepackaged medications to physicians. We may be subject to pricing pressures with respect to our future sales of prepackaged medications arising from various sources, including practices of managed care organizations and any governmental action requiring or allowing pharmaceutical reimbursement under Medicare. If our pricing of prepackaged medications experiences significant downward pressure, our business will be less profitable.

If we incur costs exceeding our insurance coverage in lawsuits pending against us or that are brought against us in the future, it could materially adversely affect our financial condition.

   We are a defendant in numerous multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. While we do not believe we have any significant liability in these lawsuits, in the event we were found liable in these lawsuits or in any other lawsuits filed against us in the future in connection with these weight-loss drugs or otherwise, and if our insurance coverage were inadequate to satisfy these liabilities, it could have a material adverse effect on our financial condition. See "Legal Proceedings."

If our principal supplier fails or is unable to perform its contract with us, we may be unable to meet our commitments to our customers.

   We currently purchase a majority of the medications that we repackage from McKesson HBOC, Inc. We have an agreement with this supplier that expires in September 2001. If we do not meet certain minimum purchasing requirements, McKesson may increase the prices that we pay under this agreement, in which case we would have the option to terminate the agreement. Although we believe that there are a number of other sources of supply of medications, if McKesson fails or is unable to perform under our agreement, particularly at certain critical times during the year, we may be unable to meet our commitments to our customers, and our relationships with our customers could suffer.

Year 2000 problems may adversely affect us.

   We have not experienced any Year 2000-related problems with our medication management products or with third-party software, hardware or services on which we rely. It is possible, however, that Year 2000 compliance problems exist that we cannot yet identify. If problems arise and we fail to address them on a timely basis, it could result in lost revenue, increased operating costs, the loss of customers and other business interruptions. As of December 31, 1999, we had incurred costs that we believe are allocable to Year 2000 compliance of approximately $175,000.

Because of anti-takeover provisions under Delaware law and in our Certificate of Incorporation and By-laws, takeovers may be more difficult, possibly preventing you from obtaining optimal share price.

   Certain provisions of Delaware law and our Certificate of Incorporation and By-Laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of Allscripts. For example, our Certificate of Incorporation and By-Laws provide for a classified Board of Directors and allow us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders. In addition, we are subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change in control of Allscripts.

                         Risks Related to Our Industry

If the healthcare environment becomes more restrictive, or we do not comply with healthcare regulations, our existing and future operations may be curtailed, and we could be subject to liability.

   As a participant in the healthcare industry, our operations and relationships are regulated by a number of federal, state and local governmental entities. Because our business relationships with physicians are unique, and the healthcare electronic commerce industry as a whole is relatively young, the application of many state and federal regulations to our business operations is uncertain. It is possible that a review of our business practices or those of our customers by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth.

  . Electronic Prescribing. The use of our TouchScript software by physicians to perform electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by state and federal law. The application of these laws to our business is uncertain because many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. The laws of many jurisdictions neither specifically permit nor specifically prohibit electronic transmission of prescription orders. Future regulation of these areas may adversely affect us.

  . Licensure. As a repackager and distributor of drugs, we are subject to regulation by and licensure with the United States Food and Drug Administration, the United States Drug Enforcement Administration and various state agencies that regulate wholesalers or distributors. Among the regulations applicable to our repackaging operation are the FDA's "good manufacturing practice" regulations. Because the FDA's good manufacturing practice regulations were designed to govern the manufacture, rather than the repackaging, of drugs, we face legal uncertainty concerning the application of some aspects of these regulations and of the standards that the FDA will enforce. Both the FDA and the DEA have the right, at any time, to inspect our facilities and operations to determine if we are operating in compliance with the requirements for licensure and all applicable laws and regulations. Along with many other drug repackagers, we have received an FDA warning letter alleging violations of FDA regulations, including the good manufacturing practice regulations. We have implemented procedures intended to address many of the concerns raised by the FDA in that letter and believe that our compliance with FDA regulations meets or exceeds the standard in the drug repackaging industry. We also believe that we possess all licenses required to operate our business. If, however, we do not maintain all necessary licenses, or the FDA decides to substantially modify the manner in which it has historically enforced its good manufacturing practice regulations against drug repackagers or the FDA or DEA finds any violations during one of their periodic inspections, we could be subject to liability, and our operations could be shut down.

  . Physician Dispensing. Physician dispensing of medications for profit is allowed in all states except Utah and is prohibited, subject to extremely limited exceptions, in Massachusetts, Montana and Texas. In addition, New Jersey and New York allow physician dispensing of medications for profit, but limit the number of days' supply of all medications, subject to limited exceptions, that a physician may dispense; several other states limit the number of days' supply of controlled substances that a physician may dispense. Other states may enact legislation or regulations prohibiting or restricting physician dispensing.

    The American Medical Association, through certain of its constituent bodies, has historically taken inconsistent positions on physician dispensing, alternately discouraging and supporting it. While the

    AMA's Council on Ethical and Judicial Affairs in 1986 discouraged physicians from regularly dispensing prescription pharmaceuticals, in 1987 the AMA's House of Delegates adopted the following resolution:
    "Resolved, that the American Medical Association support the physician's right to dispense drugs and devices when it is in the best interest of the patient and consistent with the AMA's ethical guidelines." This position was reaffirmed by the AMA House of Delegates in January 1997. The AMA's ethical guidelines provide in relevant part that "[p]hysicians may dispense drugs within their office practices provided there is no resulting exploitation of patients." While two recent Reports of the Council on Ethical and Judicial Affairs oppose the in-office sale of health-related products by physicians, these reports specifically exclude the sale of prescription items from their scope, although they do refer to the Council's 1986 Report.

  . Stark II. Congress enacted significant prohibitions against physician self-referrals in the Omnibus Budget Reconciliation Act of 1993. This law, commonly referred to as "Stark II," applies to physician dispensing of outpatient prescription drugs that are reimbursable by Medicare or Medicaid. We believe that the physicians who use our TouchScript system or dispense drugs distributed by us are doing so in material compliance with Stark II, either pursuant to an in-office ancillary services exception or another applicable exception. While our physician customers currently do not, to any significant degree, dispense drugs that are reimbursable by Medicare or Medicaid, if they were to and if it were determined that the physicians who use our system or dispense pharmaceuticals purchased from us were not in compliance with Stark II, it could have a material adverse effect on our business, results of operations and prospects.

  . Drug Distribution. As a distributor of prescription drugs to physicians, we and our customers are also subject to the federal anti-kickback statute, which applies to Medicare, Medicaid and other state and federal programs. The statute prohibits the solicitation, offer, payment or receipt of remuneration in return for referrals or the purchase of goods, including drugs, covered by the programs. The anti-kickback law provides a number of exceptions or "safe harbors" for particular types of transactions. We believe that our arrangements with our customers are in material compliance with the anti-kickback statute and relevant safe harbors. Many states have similar fraud and abuse laws, and we believe that we are in material compliance with those laws. If, however, it were determined that we were not in compliance with those laws, we could be subject to liability, and our operations could be curtailed.

  . Claims Transmission. As part of our services provided to physicians, our system will electronically transmit claims for prescription medications dispensed by a physician to many patients' managed care organizations and payers for immediate approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit a claim to any payer, including, for example, Medicare, Medicaid and all private health plans or managed care plans seeking payment for any services or products that have not been provided to the patient or overbilling for services or products provided. We have in place policies and procedures that we believe assure that all claims that are transmitted by our system are accurate and complete, provided that the information given to us by our customer is also accurate and complete. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to liability.

  . Patient Information. Existing federal and state laws and regulations regulate the disclosure of confidential medical information, including information regarding conditions like AIDS, substance abuse and mental illness. In addition, the U.S. Department of Health and Human Services recently published a proposed rule regarding the disclosure of confidential medical information, which is expected to become final in May 2000. As part of the operation of our business, our customers may provide to us patient-specific information related to the prescription drugs that our customers prescribe to their patients. We have policies and procedures that we believe assure compliance with all federal and state confidentiality requirements for handling of confidential medical information we receive. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of confidential medical information, we could be subject to liability, fines and lawsuits, or our operations could be shut down.

   In June 1999, President Clinton announced that he intended to propose broad Medicare reform legislation that would make available to Medicare recipients a subsidized prescription drug benefit. While no federal price controls are included in the current version of the proposed legislation, any legislation that reduces physician incentives to dispense medications in their offices could adversely affect physician acceptance of our products. We cannot predict whether or when future health care reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact such initiatives may have on our business, financial condition or results of operations.

If the new and rapidly evolving Internet and electronic healthcare information markets fail to develop as quickly as expected, our business prospects will be impaired.

   The Internet and electronic healthcare information markets are in the early stages of development and are rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with one or more components of the solutions we offer. In addition, several companies have recently introduced or announced their intention to introduce electronic prescribing products. We expect that additional companies will continue to enter these markets. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced products and services. Because the markets for our products and services are new and evolving, we are not able to predict the size and growth rate of the markets with any certainty. We cannot assure you that markets for our products and services will develop or that, if they do, they will be strong and continue to grow at a sufficient pace. If markets fail to develop, develop more slowly than expected or become saturated with competitors, our business prospects will be impaired.

Consolidation in the healthcare industry could adversely affect our business.

   Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, competition to provide products and services like ours will become more intense, and the importance of establishing relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. If we were forced to reduce our prices, our business would become less profitable unless we were able to achieve corresponding reductions in our expenses.

If the Internet infrastructure does not continue to improve, our ability to use the Internet on a large scale could be compromised.

   If the Internet continues to experience significant growth in the number of users and the level of use, then the Internet infrastructure may not be able to continue to support the demands placed on it. The Internet may not prove to be a viable commercial medium because of inadequate development of the necessary infrastructure, lack of timely development of complementary products like high speed modems, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased government regulation. Because our business plan relies heavily on the viability of the Internet, our business will suffer if growth of the Internet does not meet our expectations.

                          Risks Related to Our Stock

The public market for our common stock may be volatile.

   The market price of our common stock is highly volatile and could fluctuate significantly in response to various factors, including:

  .actual or anticipated variations in our quarterly operating results;

  .announcements of technological innovations or new services or products by us or our competitors;

  .timeliness of our introductions of new products;

  .changes in financial estimates by securities analysts;

  . conditions and trends in the electronic healthcare information, Internet, e-commerce and pharmaceutical markets; and

  .general market conditions and other factors.

   In addition, the stock markets, especially the Nasdaq National Market, have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many technology companies, and Internet-related companies in particular. These fluctuations have often been unrelated or disproportionate to operating performance. The trading prices of many technology companies' stocks are at or near historical highs. We cannot assure you that these high trading prices will be sustained. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions like recessions and interest rate fluctuations may also have an adverse effect on the market price of our common stock. In the past, following periods of volatility in the market price for a company's securities, stockholders have often initiated securities class action litigation. Any securities class action litigation could result in substantial costs and the diversion of management's attention and resources.

Our quarterly operating results may vary.

   Our quarterly operating results have varied in the past, and we expect that they will continue to vary in future periods depending on a number of factors, including seasonal variances in demand for our products and services, the sales, installation and implementation cycles for our TouchScript system and other factors described in this "Risk Factors" section of this report. For example, all other factors aside, our sales of prepackaged medications have historically been highest in the fall and winter months. We expect to increase activities and spending in substantially all of our operational areas. We base our expense levels in part upon our expectations concerning future revenue, and these expense levels are relatively fixed in the short term. If we have lower revenue, we may not be able to reduce our spending in the short term in response. Any shortfall in revenue would have a direct impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could suffer.

We may have substantial sales of our common stock after the offering that could cause our stock price to fall.

   Our common stock began trading on the Nasdaq National Market on July 23, 1999; however, to date there have been a limited number of shares trading in the public market. A substantial number of shares will become eligible for public sale at various times after the date of this report. Sales of a substantial number of shares of our common stock after the date of this report could cause our stock price to fall.

Because our executive officers and directors have substantial control of our voting stock, takeovers not supported by them will be more difficult, possibly preventing you from obtaining optimal share price.

   The control of a significant amount of our stock by insiders could adversely affect the market price of our common stock. Our executive officers and directors beneficially own or control 10,402,443 shares or 39.4% of the outstanding common stock. If our executive officers and directors choose to act or vote together, they will have the power to influence significantly all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. Without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us.

Safe Harbor for Forward-Looking Statements

   This report and statements we make or our representatives make contain forward-looking statements that involve risks and uncertainties, including those discussed above and elsewhere in this report. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. Forward-looking statements do not guarantee future performance. Recognize these statements for what they are and do not rely upon them as facts.

   Forward-looking statements involve risks, uncertainties and assumptions, including, but not limited to, those discussed above and elsewhere in this report. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934, as amended. Because we cannot predict all of the risks and uncertainties that may affect us, or control the ones we do predict, these risks and uncertainties can cause our results to differ materially from the results we express in our forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   As of December 31, 1999, we did not own any derivative financial instruments but we were exposed to market risks, primarily changes in U.S. interest rates. We maintain a significant portion of our cash, cash equivalents and marketable securities in financial instruments with purchased maturities of three months or less. None of these financial instruments has a maturity that exceeds one year. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Nevertheless, because these financial instruments have short durations, an increase in interest rates would not have a material effect on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Allscripts, Inc.

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 63 present fairly, in all material respects, the financial position of Allscripts, Inc. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Allscripts' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 17, 2000

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             December 31,
                                                             1998    1999
                                                            ------- -------
ASSETS
Current assets:
  Cash and cash equivalents................................ $   718 $40,561
  Marketable securities....................................     --   15,049
  Accounts receivable, net of allowances of $4,523 in 1998
   and $3,743 in 1999......................................   9,525   5,466
  Inventories..............................................   2,905   3,585
  Prepaid and other current assets.........................     229     786
                                                            ------- ------- ---
    Total current assets...................................  13,377  65,447
Fixed assets, net..........................................   1,784   4,940
Intangible assets, net.....................................   3,702   3,575
Debt issuance costs........................................      57      52
                                                            ------- ------- ---
    Total assets........................................... $18,920 $74,014
                                                            ======= ======= ===




  The accompanying notes are an integral part of these consolidated financial statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

               (In thousands, except share and per share amounts)

                                                           December 31,
                                                           1998      1999
                                                         --------  --------
LIABILITIES
Current liabilities:
  Note payable.........................................  $  4,000  $    --
  Accounts payable.....................................     7,829     4,352
  Accrued expenses.....................................     1,277     1,664
  Deferred revenue.....................................       --        575
                                                         --------  --------  ---
   Total current liabilities...........................    13,106     6,591
Long-term debt.........................................        59        59
                                                         --------  --------  ---
   Total liabilities...................................    13,165     6,650
                                                         --------  --------  ---
REDEEMABLE PREFERRED SHARES
  Series I, cumulative, $1.00 par value, 1,339,241
   shares authorized, issued and outstanding in 1998,
   including $521 of cumulative dividends, liquidation
   value of $8,654; no shares authorized, issued and
   outstanding in 1999.................................     8,546       --
  Series J, cumulative, $1.00 par value, 1,812,903
   shares authorized, 1,803,838 issued and outstanding
   in 1998, including $702 of cumulative dividends,
   liquidation value of $11,656; no shares authorized,
   issued and outstanding in 1999......................    12,358       --
  Series H, cumulative, $1.00 par value, 1,361,775
   shares authorized, issued and outstanding in 1998,
   including $3,007 of cumulative dividends,
   liquidation value of $8,800; no shares authorized,
   issued and outstanding in 1999......................    11,643       --
                                                         --------  --------  ---
                                                           32,547       --
                                                         --------  --------
COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 13).........       --        --
                                                         --------  --------
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares:
  Undesignated, $0.01 par value, 1,000,000 shares
   authorized, no shares issued and outstanding in
   1999................................................       --        --
  Series A, $1.00 par value, 1,050,000 shares
   authorized, issued and outstanding in 1998,
   liquidation value of $1,050, convertible to common
   shares; no shares authorized, issued and outstanding
   in 1999.............................................     1,050       --
  Series B, $1.00 par value, 533,333 shares authorized,
   issued and outstanding in 1998, liquidation value of
   $2,000, convertible to common shares; no shares
   authorized, issued and outstanding in 1999..........       533       --
  Series C, $1.00 par value, 2,187,501 shares
   authorized, issued and outstanding in 1998,
   liquidation value of $7,000, convertible to common
   shares; no shares authorized, issued and outstanding
   in 1999 ............................................     2,188       --
  Series D, $1.00 par value, 1,833,334 shares
   authorized, issued and outstanding in 1998,
   liquidation value of $8,250, convertible to common
   shares; no shares authorized, issued and outstanding
   in 1999.............................................     1,833       --
  Series F, $1.00 par value, 2,492,781 shares
   authorized, issued and outstanding in 1998,
   liquidation value $3,116, convertible to common
   shares; no shares authorized, issued and outstanding
   in 1999.............................................     2,493       --
  Series G, $1.00 par value, 621,819 shares authorized,
   issued and outstanding in 1998, liquidation value
   $2,798, convertible to common shares; no shares
   authorized, issued and outstanding in 1999..........       622       --
                                                         --------  --------  ---
                                                            8,719       --
Common shares $0.01 par value, 125,000,000 and
 75,000,000 shares authorized, 8,358,654 and 24,221,537
 shares issued, and 8,324,189 and 24,187,072 shares
 outstanding in 1998 and 1999, respectively............        84       242
Additional paid-in capital.............................    15,468   130,830
Unearned compensation..................................      (231)   (1,632)
Treasury stock at cost: 34,465 common shares...........       (68)      (68)
Accumulated deficit....................................   (50,764)  (62,008)
                                                         --------  --------  ---
   Total shareholders' equity (deficit)................   (26,792)   67,364
                                                         --------  --------  ---
   Total liabilities, redeemable preferred shares and
    shareholders' equity (deficit).....................  $ 18,920  $ 74,014
                                                         ========  ========  ===

  The accompanying notes are an integral part of these consolidated financial statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                   Year ended December 31,
                                                    1997     1998      1999
                                                  --------  -------  --------
Revenue.......................................... $ 30,593  $23,682  $ 27,586
Cost of revenue..................................   21,117   17,320    21,909
                                                  --------  -------  --------
    Gross profit.................................    9,476    6,362     5,677
Selling, general and administrative expenses.....   13,869   12,658    20,656
Amortization of intangibles......................      409      372     1,351
Other operating expenses.........................    2,568      430       319
                                                  --------  -------  --------
    Loss from operations.........................   (7,370)  (7,098)  (16,649)
Interest income (expense), net...................   (1,621)    (596)    1,216
                                                  --------  -------  --------
Loss from continuing operations..................   (8,991)  (7,694)  (15,433)
Income (loss) from discontinued operations.......   (1,808)     970       642
Gain from sale of discontinued operations........      --       --      3,547
                                                  --------  -------  --------
Loss before extraordinary item...................  (10,799)  (6,724)  (11,244)
Extraordinary loss from early extinguishment of
 debt............................................      --      (790)      --
                                                  --------  -------  --------
Net loss.........................................  (10,799)  (7,514)  (11,244)
Accretion of mandatory redemption value of
 preferred shares and accrued dividends on
 preferred shares................................     (923)  (2,415)   (2,198)
                                                  --------  -------  --------
Net loss attributable to common shareholders..... $(11,722) $(9,929) $(13,442)
                                                  ========  =======  ========
Per share data--basic and diluted:
 Loss from continuing operations (including
  accretion and accrued dividends on preferred
  shares)........................................ $  (3.35) $ (1.66) $  (1.20)
 Income (loss) from discontinued operations......    (0.61)    0.16      0.04
 Gain from sale of discontinued operations.......      --       --       0.25
 Extraordinary loss..............................      --     (0.13)      --
                                                  --------  -------  --------
 Net loss attributable to common shareholders.... $  (3.96) $ (1.63) $  (0.91)
                                                  ========  =======  ========
Per share data--pro forma basic and diluted
 (unaudited):
 Loss from continuing operations (excluding
  accretion and accrued dividends on preferred
  shares)........................................           $ (0.88) $  (0.94)
 Income (loss) from discontinued operations......              0.11      0.04
 Gain from sale of discontinued operations.......               --       0.22
 Extraordinary loss..............................             (0.09)      --
                                                            -------  --------
 Net loss attributable to common shareholders....           $ (0.86) $  (0.68)
                                                            =======  ========
Weighted average shares of common stock
 outstanding used in computing basic and diluted
 net loss per share..............................    2,956    6,076    14,718
                                                  ========  =======  ========
Weighted average shares of common stock
 outstanding used in computing pro forma basic
 and diluted net loss per share (unaudited)......             9,073    16,426
                                                            =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                     (In thousands, except share amounts)

                                                               Additional Unearned                  Accumu-
                             Preferred            Common        Paid-In   Compen-      Treasury      lated
                              Shares              Shares        Capital    sation       Stock       Deficit
                         ------------------  ----------------- ---------- --------  --------------- --------
                           Shares    Amount    Shares   Amount                      Shares   Amount
                         ----------  ------  ---------- ------                      -------  ------
Balance at December 31,
1996....................  8,718,768  $8,719   2,867,715  $ 29   $ 17,049  $   --    (20,179)  $(46) $(32,451)
 Issuance of 37,807
 common shares under
 option agreements......                         37,807     1         56            (14,286)   (22)
 Issuance of 519,530
 common shares to HBO &
 Co. for TouchScript
 software...............                        519,530     5         26
 Cumulative dividends in
 arrears on Series H
 redeemable preferred
 shares.................                                            (704)
 Accretion of mandatory
 redemption value of
 preferred shares.......                                            (219)
 Net loss for the year
 ended December 31,
 1997...................                                                                             (10,799)
                         ----------  ------  ----------  ----   --------  -------   -------   ----  --------
Balance at December 31,
1997....................  8,718,768   8,719   3,425,052    35     16,208      --    (34,465)   (68)  (43,250)
 Issuance of 4,597,070
 common shares in Series
 I Unit Offering........                      4,597,070    46        963
 Issuance of 336,532
 common shares under
 option agreements......                        336,532     3         54
 Issuance of 1,326,652
 warrants in connection
 with exchange of
 subordinated
 convertible debentures
 for Series J redeemable
 preferred shares.......                                             239
 Unearned compensation
 expense................                                             407     (407)
 Compensation expense...                                                      176
 Cumulative dividends in
 arrears on Series H
 redeemable preferred
 shares.................                                            (704)
 Cumulative dividends in
 arrears on Series I
 redeemable preferred
 shares.................                                            (521)
 Cumulative dividends in
 arrears on Series J
 redeemable preferred
 shares.................                                            (702)
 Accretion of mandatory
 redemption value of
 preferred shares.......                                            (323)
 Issuance costs of
 Series I Unit
 Offering...............                                            (153)
 Net loss for the year
 ended December 31,
 1998...................                                                                              (7,514)
                         ----------  ------  ----------  ----   --------  -------   -------   ----  --------
Balance at December 31,
1998....................  8,718,768   8,719   8,358,654    84     15,468     (231)  (34,465)   (68)  (50,764)
 Issuance of 204,771
 shares of common stock
 in connection with
 MedSmart acquisition...                        204,771     2      2,570
 Issuance of 961,541
 shares of common stock
 under option
 agreements.............                        961,541     9        797
 Expense related to
 warrants granted to
 nonemployee............                                              30
 Issuance of 7,000,000
 shares of common stock
 in initial public
 offering, net of
 offering expenses......                      7,000,000    70    102,639
 Payment of fractional
 shares in connection
 with reverse stock
 split..................                                              (6)
 Issuance of 4,699,130
 shares of common stock
 under warrant
 agreements.............                      4,699,130    47        367
 Issuance of 19,958
 shares of common stock
 under a contingent
 payment obligation.....                         19,958     0        319
 Conversion of
 convertible preferred
 shares to common shares
 at initial public
 offering............... (8,718,768) (8,719)  2,977,483    30      8,689
 Other capital
 contribution...........                                              12
 Unearned compensation
 expense................                                           1,850   (1,850)
 Compensation expense...                                                      449
 Expense related to
 options granted to
 nonemployees...........                                             293
 Cumulative dividends in
 arrears on Series H
 redeemable preferred
 shares.................                                            (407)
 Cumulative dividends in
 arrears on Series I
 redeemable preferred
 shares.................                                            (425)
 Cumulative dividends in
 arrears on Series J
 redeemable preferred
 shares.................                                            (572)
 Accretion of mandatory
 redemption value of
 preferred shares.......                                            (794)
 Net loss for the year
 ended December 31,
 1999...................                                                                             (11,244)
                         ----------  ------  ----------  ----   --------  -------   -------   ----  --------
Balance at December 31,
1999....................        --   $  --   24,221,537  $242   $130,830  $(1,632)  (34,465)  $(68) $(62,008)
                         ==========  ======  ==========  ====   ========  =======   =======   ====  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year ended December 31,
                                                     1997     1998      1999
                                                   --------  -------  --------
Cash flows from operating activities:
  Net loss........................................ $(10,799) $(7,514) $(11,244)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization.................    1,695    1,531     2,517
    Gain on sale of discontinued operations.......      --       --     (3,547)
    Expense from issuance of equity instruments to
     nonemployees.................................      --       --        323
    Write-off of intangible assets................    5,622      --        --
    Extraordinary loss............................      --       791       --
    Compensation expense..........................      --       176       449
    Exchange of debentures in satisfaction of
     accrued interest.............................      876      439       --
    Other operating expense.......................      --       --        319
    Changes in assets and liabilities:
      Decrease in accounts receivable, net........      559       55     4,195
      (Increase) decrease in inventories..........      247     (348)   (1,353)
      (Increase) decrease in prepaids and other
       current assets.............................      (23)     154      (604)
      (Decrease) increase in accounts payable.....      266    1,131    (3,999)
      (Decrease) increase in accrued expenses and
       deferred revenue...........................     (114)    (580)      251
                                                   --------  -------  --------
        Net cash used in operating activities.....   (1,671)  (4,165)  (12,693)
                                                   --------  -------  --------
Cash flows from investing activities:
  Capital expenditures............................   (1,192)    (884)   (4,428)
  Purchase of marketable securities...............      --       --    (15,049)
  Disposal of property, plant, and equipment......       40      --        --
  Proceeds from sale of discontinued operations...      --       --      7,472
  Acquisition of TouchScript software.............      (50)     --        --
  Cash received in acquisitions...................      --       --         46
                                                   --------  -------  --------
        Net cash used in investing activities.....   (1,202)    (884)  (11,959)
                                                   --------  -------  --------
Cash flows from financing activities:
  Proceeds from initial public offering...........      --       --    102,709
  Borrowings under line of credit.................    2,500    4,000     1,400
  Payments under line of credit...................      --    (2,500)   (5,400)
  Proceeds from Series I Unit Offering............      --     8,930       --
  Payments under long-term obligations............     (101)     --        --
  Payments for preferred stock redemptions........      --       --    (34,745)
  Payment of note payable in connection with
   acquisition....................................      --       --       (650)
  Proceeds from exercise of common stock
   warrants.......................................      --       --        414
  Repayment of term loan..........................      --    (4,693)      --
  Payments on capital lease.......................      (20)     --        --
  Proceeds from exercise of common stock options..       57       57       806
  Treasury stock purchases........................      (22)     --        --
  Share and debt issue costs......................      --      (232)      (45)
  Other capital contribution......................      --       --         12
  Payment of fractional shares....................      --       --         (6)
                                                   --------  -------  --------
        Net cash provided by financing
         activities...............................    2,414    5,562    64,495
                                                   --------  -------  --------
Net increase (decrease) in cash and cash
 equivalents......................................     (459)     513    39,843
Cash and cash equivalents, beginning of year......      664      205       718
                                                   --------  -------  --------
Cash and cash equivalents, end of year............ $    205  $   718  $ 40,561
                                                   ========  =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

   Allscripts, Inc. and its wholly owned subsidiaries, Allscrips Pharmacy Centers, Inc., Prescription Management Company, Inc., Physician Dispensing Systems, Inc. and TeleMed Corp. (altogether referred to as "Allscripts"), provide physicians with Internet and client/server medication management solutions designed to improve the quality and cost effectiveness of pharmaceutical healthcare. Allscripts grants uncollateralized credit to its customers. Allscripts operates in one industry segment. As its product offerings evolve, the manner in which its activities are internally reported and its decisions are made could change. Allscripts will continually evaluate its determination of operating segments. The company changed its name to Allscripts, Inc. on October 20, 1997 and merged into a subsidiary incorporated in Delaware upon the closing of its initial public offering in July 1999 (Note
12).

2. Summary of Significant Accounting Policies

Principles of Consolidation

   The consolidated financial statements include the accounts of Allscripts, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition

   Allscripts' revenue is primarily derived from the sale of medications for dispensing at the point of care. Revenue is also generated from sales of software subscriptions and services as well as the sale and leasing of hardware to customers. Allscripts defers the recognition of all revenue until collectibility is probable, persuasive evidence of an arrangement exists and the price of the products or services being sold is fixed and determinable. Revenue from the sale of medications is recognized upon shipment of the pharmaceutical products. Revenue from software subscriptions and related leased hardware, if applicable is recognized ratably over the term of the subscription beginning after the software and hardware have been delivered and installed and customer training has been completed. Revenue from the sale of hardware is recognized upon shipment of the product; however, no revenue is recognized for software subscriptions or the lease or sale of hardware where payment of the related fee is refundable or subject to the performance of future obligations. Revenue from services is recognized as they are performed.

Manufacturer Rebates

   Rebates from suppliers are recorded as a reduction of cost of revenue and are recognized on an estimated basis upon shipment of the product to customers. The difference between the amount estimated and the amount actually received is reflected prospectively as a change of estimate. These revisions have not been material.

Inventories

   Inventories, which consist primarily of finished goods, are carried at the lower of cost or market with cost being determined using the specific identification method.

Fixed Assets

   Fixed assets are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Upon asset retirement or other disposition, cost and the related allowance for depreciation are removed from the accounts, and gain or loss is included in the consolidated statements of operations. Amounts expended for repairs and maintenance are charged to operations as incurred.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

Intangible Assets

   Intangible assets, which are stated at cost, consist of software rights, non-compete agreements, customer lists and goodwill. Allscripts' policy is to amortize intangible assets using the straight-line method over the remaining estimated economic life of those assets including the period being reported on. Upon the occurrence of an event or change in circumstances indicating that the carrying amount of its intangible assets may not be recoverable, Allscripts analyzes their value to determine whether the recorded amounts are reasonable and are not impaired. The analysis includes a review of undiscounted future cash flows for each group of acquired customers based on environmental factors, customer retention and other factors Allscripts believes are relevant to determine if any impairment of the asset has occurred. If impairment is noted, the amount of impairment is then measured and a writedown is recorded. If necessary, the remaining amortization period is adjusted accordingly.

Debt Issuance Costs

   Costs attributable to the issuance of significant debt are deferred and amortized on a straight-line basis over the term of the related debt.

Use of Estimates

   Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end and the reported amounts of revenue and expenses during the year. Actual results could differ from these estimates.

Concentration of Credit Risk

   Financial instruments that potentially subject Allscripts to a concentration of credit risk consist of cash and cash equivalents, marketable securities and trade receivables. Allscripts maintains its cash balances with one major commercial bank and its cash equivalents and marketable securities in interest-bearing, investment-grade securities.

   Allscripts sells its products and services to healthcare providers and employer funded benefit plans. Credit risk with respect to trade receivables is generally diversified due to the large number of customers and their dispersion across the United States. Trade receivables with employer funded benefit plans are further diversified across many different industries. To reduce credit risk, Allscripts performs ongoing credit evaluations of its customers and their payment histories. In general, Allscripts does not require collateral from its customers, but it does enter into advance deposit, security or guarantee agreements if appropriate.

   The provision for doubtful accounts aggregated $667,000 and $1,241,000 in 1997 and 1998, respectively. Allscripts recorded a net credit to income aggregating $633,000 in 1999 due to the collection of receivables which had been reserved as being uncollectable in previous periods.

Income Taxes

   Deferred tax assets or liabilities are established for temporary differences between financial and tax reporting bases and for tax carryforward items and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

Stock Based Compensation

   Allscripts follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123). As allowed by FAS 123, Allscripts has elected to continue to account for its stock based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. Allscripts has adopted the disclosure provisions required by FAS 123.

Fair Value of Financial Instruments

   The carrying amounts reported in the balance sheets for cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair values due to the short-term nature of these financial instruments. The fair value of the long-term debt is estimated based on current interest rates available to Allscripts for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying value of the long-term debt approximates its fair value.

Advertising Costs

   Allscripts recognizes substantially all advertising costs as incurred. Advertising expense was $17,000, $0 and $118,000 in 1997, 1998 and 1999, respectively.

Comprehensive Income

   During 1998, Allscripts adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. To date, Allscripts has not had any transactions that are required to be reported as other comprehensive income.

Net Loss Per Share

   Allscripts accounts for net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net loss attributable to common shareholders by the weighted average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock.

   In accordance with FAS 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock, all outstanding convertible preferred shares on an if-converted basis and contingent share payment obligations from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented.

   On July 28, 1999, Allscripts consummated an initial public offering of its common stock. Upon the closing of the offering, all of the outstanding shares of Allscripts' convertible preferred stock were automatically converted into 2,977,483 shares of common stock. Additionally, 19,958 shares of common stock were issued upon the closing of the offering, pursuant to a contingent share payment obligation (see Note 3). The unaudited

                       ALLSCRIPTS, INC. AND SUBSIDIARIES
pro forma diluted net loss per share information included in the accompanying consolidated statements of operations for the years ended December 31, 1998 and 1999 reflects the impact of such conversion and such issuance on basic and diluted net loss per share as of the beginning of the year, or date of issuance, if later, using the if-converted method. In addition, the unaudited pro forma net loss per share information excludes accretion and accrued dividends on redeemable preferred shares as redemption of said shares is assumed to have occurred as of the beginning of the year or, if later, date of issuance.

   Below is a summary of the shares used in calculating diluted net loss per share and unaudited pro forma diluted net loss per share for the periods indicated.

                                                                Year Ended
                                                               December 31,
                                                            1997  1998   1999
                                                            ----- ----- ------
                                                              (In thousands)
   Diluted weighted average shares outstanding:
     Attributable to common stock outstanding.............. 2,956 6,076 14,718
     Attributable to common stock options and warrants.....   --    --     --
     Attributable to convertible preferred stock...........   --    --     --
     Attributable to contingent share payment obligation...   --    --     --
                                                            ----- ----- ------
                                                            2,956 6,076 14,718
                                                            ===== ===== ======
   Unaudited pro forma diluted weighted average shares
    outstanding:
     Attributable to common stock outstanding.................... 6,076 14,718
     Attributable to common stock options and warrants...........   --     --
     Attributable to convertible preferred stock................. 2,977  1,696
     Attributable to contingent share payment obligation.........    20     12
                                                                  ----- ------
                                                                  9,073 16,426
                                                                  ===== ======

Software Development Costs

   Allscripts capitalizes purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is ready for use. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Upon the establishment of technological feasibility for previous versions of TouchScript, related software development costs were capitalized. However, these costs were written off because the recoverability was uncertain since market acceptance of TouchScript had not been achieved. Development costs incurred subsequent to the establishment of technological feasibility but prior to general release of the current version of TouchScript were not significant. Software development costs of $518,000, $771,000 and $1,417,000 have been expensed in 1997, 1998 and 1999, respectively. The costs of purchased software are amortized using the straight-line method over three years.

Cash, Cash Equivalents and Marketable Securities

   Cash and cash equivalents balances at December 31, 1999 consist of cash and highly liquid corporate debt securities with maturities at the time of purchase of less than 90 days. The cash and cash equivalents balance at December 31, 1998 consisted exclusively of cash.

   At December 31, 1999, cash equivalents were comprised of overnight repurchase agreements, money market funds and corporate debt securities totaling $290,000, $16,578,000 and $22,066,000, respectively.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

   Marketable securities at December 31, 1999 were comprised of corporate debt securities with a weighted average time to maturity of 3.6 months. These securities were available for sale and their amortized cost approximated fair market value at December 31, 1999.

3. Other Operating Expenses

   Other operating expenses consist of the following for the years ended December 31:

                                                                1997  1998 1999
                                                               ------ ---- ----
                                                                (In thousands)
      Management reorganization and shutdown costs............ $  240 $430 $--
      Settlement of contingent payment obligation.............    --   --   319
      Writedown of acquisition intangibles....................  2,328  --   --
                                                               ------ ---- ----
                                                               $2,568 $430 $319
                                                               ====== ==== ====

   The management reorganization and shutdown costs relate to severance costs associated with reductions in force and other severance arrangements. The portion of the charges outlined above that relates to management reorganization equals $240,000 in 1997 and $430,000 in 1998. The number and nature of employees affected in each year is as follows: 1997, seven administrative and three sales and 1998, ten administrative and nine sales. As of December 31, 1999, all payments provided for had been made.

   A summary of management reorganization and shutdown costs and related payments is as follows:

                                                            1997   1998   1999
                                                            -----  -----  -----
                                                             (In thousands)
      Beginning balance.................................... $ 286  $ 181  $ 273
      Expense..............................................   240    430    --
      Payments.............................................  (345)  (338)  (273)
                                                            -----  -----  -----
        Ending balance..................................... $ 181  $ 273  $ --
                                                            =====  =====  =====

   The settlement of contingent payment obligation reflects a non-cash, non-recurring charge related to the issuance of 19,958 shares of common stock upon the closing of the initial public offering in settlement of a contingent payment obligation related to an acquisition Allscripts made in 1995.

    Allscripts determined that an impairment of customer lists and goodwill acquired in certain point-of-care-dispensing acquisitions occurred in 1997. The impairment was triggered by the loss of customers and the reduced level of operating profit being generated by the acquired customers. The impairment analysis included a review of undiscounted future cash flows for each group of acquired customers to determine if any impairment of the asset had occurred. As a result, Allscripts has made a provision in 1997 of $2,328,000, representing the estimated excess of the carrying value of the intangible assets over the discounted future cash flows. In addition, Allscripts reduced the remaining amortization period to six and three years for goodwill and customer lists, respectively, related to its mail order pharmacy business and five and two years for goodwill and customer lists, respectively, related to its point-of-care site dispensing business. The previous amortization periods had been 20 and 10 years, respectively, for intangibles arising from those acquisitions. In testing for impairment, Allscripts used the held-for-use model under FAS 121.

4. Acquisitions

   On May 10, 1999, Allscripts acquired TeleMed Corp., which operated as MedSmart, a privately held company that sells Internet-based physician drug education programs and medical books online and by

                       ALLSCRIPTS, INC. AND SUBSIDIARIES
telephone. In exchange for all of the outstanding common shares of MedSmart, Allscripts issued 117,500 shares of its common stock at closing and an additional 87,271 shares in September 1999 pursuant to a contingent payment obligation. Allscripts assigned a value of $11.00 per share to the shares issued at closing and $14.65 per share to the shares issued in September. The business combination was accounted for using the purchase method of accounting, and MedSmart's results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. The acquisition resulted in goodwill of approximately $3,200,000, which represents the excess of the purchase price over the fair value of the acquired net assets and which is being amortized on a straight-line basis over two years.

   On June 30, 1999, Allscripts acquired substantially all of the assets of Shopping@Home, Inc., a development-stage Internet retailer, in exchange for a promissory note in the principal amount of $650,000, bearing interest at 6% per year and payable upon the consummation of an initial public offering. The business combination was accounted for using the purchase method of accounting, and the results of operations of Shopping@Home have been included in the consolidated financial statements subsequent to the date of acquisition. The acquisition resulted in goodwill of approximately $630,000, which represents the excess of the purchase price over the fair value of the acquired net liabilities and which is being amortized on a straight-line basis over two years. The promissory note, including accrued interest of $3,000, was repaid in August 1999.

   The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1999 assume the MedSmart and Shopping@Home, Inc. acquisitions occurred as of January 1 of each year. As a result, weighted average shares include 205,000 shares issued as consideration for the MedSmart acquisition as if they had been issued as of January 1 of each period presented. The unaudited pro forma results are not indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

                                                                Year Ended
                                                               December 31,
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
                                                              (In thousands,
                                                             except per share
                                                                   data)
   Revenue.................................................  $ 25,293  $ 28,045
   Loss from continuing operations.........................   (10,388)  (16,937)
   Income from discontinued operations.....................       970       642
   Gain from sale of discontinued operations...............       --      3,547
   Extraordinary loss from early extinguishment of debt....      (790)      --
   Net loss................................................   (10,208)  (12,748)
   Net loss attributable to common shareholders............   (12,623)  (14,946)
   Per share data--basic and diluted:
     Loss from continuing operations (including accretion
      and accrued dividends on preferred shares)...........  $  (2.04) $  (1.29)
     Income from discontinued operations...................      0.16      0.04
     Gain from sale of discontinued operations.............       --       0.24
     Extraordinary loss from early extinguishment of debt..     (0.13)      --
                                                             --------  --------
       Net loss attributable to common shareholders........  $  (2.01) $  (1.01)
                                                             ========  ========
   Weighted average shares of common stock outstanding used
    in computing unaudited pro forma basic and diluted net
    loss per share.........................................     6,281    14,825
                                                             ========  ========

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

5. Fixed Assets

   Fixed assets as of December 31 consist of the following:

                                                       Estimated
                                                      Useful Life  1998   1999
                                                      ----------- ------ ------
                                                                       (In
                                                                   thousands)
      Office furniture and equipment.................  2-7 years  $3,845 $4,466
      Service assets.................................    2 years   1,064  3,844
      Production and warehouse equipment.............    7 years   1,106  1,088
      Leasehold improvements.........................    4 years     584    952
      Construction in progress.......................        --       40     57
                                                                  ------ ------
                                                                   6,639 10,407
      Less accumulated depreciation..................              4,855  5,467
                                                                  ------ ------
                                                                  $1,784 $4,940
                                                                  ====== ======

    Depreciation expense from continuing operations was approximately $522,000, $563,000 and $980,000 in 1997, 1998 and 1999, respectively.

   Service assets includes equipment leased to customers and equipment placed with customers for their use in running Allscripts' software. At December 31, 1999, service assets included $1,296,000 of assets at physician sites in various stages of installation for which depreciation had not begun.

6. Intangible Assets

   Intangible assets as of December 31 consist of the following:

                                                    Estimated
                                                   Useful LIfe   1998    1999
                                                   ----------- -------- -------
                                                                (In thousands)
      Capitalized software........................    3 years  $     81 $    81
      Non-compete agreements......................    5 years       515     --
      Customer lists..............................  4-5 years     4,264   3,563
      Goodwill....................................  2-8 years    15,984  12,044
                                                               -------- -------
                                                                 20,844  15,688
      Less accumulated amortization...............               17,142  12,113
                                                               -------- -------
                                                               $  3,702 $ 3,575
                                                               ======== =======

   Accumulated amortization includes writedowns in excess of normal amortization.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

7. Accrued Expenses

   Accrued expenses as of December 31 consist of the following:

                                                                   1998   1999
                                                                  ------ ------
                                                                       (In
                                                                   thousands)
      Accrued employee compensation benefits and payroll taxes..  $  201 $  172
      Accrued vacation pay......................................     550    654
      Accrued management bonus..................................     --     326
      Accrued severance.........................................     273    139
      Accrued travel............................................     --     115
      Accrued commissions.......................................      42     36
      Accrued interest..........................................       3      8
      Accrued other.............................................     208    214
                                                                  ------ ------
                                                                  $1,277 $1,664
                                                                  ====== ======

8. Lease Commitments

   Allscripts conducts its operations from leased premises and with equipment acquired under several operating leases. Total rent expense from continuing operations was approximately $491,000, $599,000 and $579,000 in 1997, 1998 and 1999, respectively.

   Future minimum rental payments for the next five years are as follows (in thousands):

      Year Ending
       December
          31,
      -----------
      2000.............................................................. $  737
      2001..............................................................    809
      2002..............................................................    804
      2003..............................................................    805
      2004..............................................................    411
                                                                         ------
      Total minimum lease payments...................................... $3,566
                                                                         ======

9. Notes Payable

   Notes payable as of December 31 consist of the following:

                                                                 1998    1999
                                                                ------- -------
                                                                (In thousands)
      Borrowings under revolving credit facility with
       commercial bank......................................... $ 4,000 $  --
                                                                ======= ======

   Through April 16, 1998, Allscripts maintained a credit arrangement with a commercial bank consisting of two components, a revolving credit facility and a term loan. The revolving credit facility permitted borrowings up to $10,000,000, limited by certain eligible working capital requirements. Borrowings under the revolving credit facility were collateralized by accounts receivable, inventory, equipment and other assets. Allscripts was required to maintain a compensating balance of $350,000 under the revolving credit facility.

   The term loan, which was guaranteed by a certain preferred shareholder and which was part of the credit arrangement with a commercial bank that expired on April 30, 1998, was paid off in April 1998 from the proceeds of the Series I Unit Offering.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

   On April 16, 1998, Allscripts signed a new revolving credit agreement with its commercial bank. As amended, the revolving credit facility permits borrowings up to $10,000,000, limited by certain eligible working capital requirements. Interest is at prime plus 0.5% (9.0% at December 31, 1999). Borrowings under the revolving credit facility are collateralized by accounts receivable, inventory, equipment and other assets. The revolving credit facility expires on April 16, 2000.

   Under the revolving credit agreement, Allscripts is required to maintain certain financial ratios, including minimum net working capital, minimum EBITDA and minimum capital funds. The agreement also prohibits the payment of dividends. No outstanding borrowings existed under the line at December 31, 1999, and no amounts were available for borrowing at that date due to certain covenant violations.

10. Long-Term Obligations

   On April 30, 1996, Allscripts completed a $10,000,000 financing in the form of 8.0% convertible subordinated debentures due April 30, 2001. Interest on the debentures was payable semiannually. The debentures could be converted into 2,683,152 common shares of Allscripts at a conversion price equal to $4.2024. The debentures were convertible at the option of the holder. Under the terms of the debenture agreements, Allscripts' ability to pay dividends was restricted under certain circumstances.

   In conjunction with the issuance of the Series I Preferred and common stock (see Note 12), the majority of the outstanding subordinated convertible debentures were exchanged for 1,803,838 shares of Series J Preferred (see Note
12). In connection with this exchange, Allscripts also issued to the Series J Preferred shareholders 1,326,652 detachable warrants to purchase shares of common stock of Allscripts for $0.06 per share. The warrants will expire five years from the date of closing of the sale of Series I Preferred (see Note 12).

   An extraordinary loss of $790,000 was recorded in the consolidated statement of operations for the year ended December 31, 1998, consisting of the writeoff of deferred financing costs related to Allscripts' convertible subordinated debentures in connection with their exchange for shares of Series J Preferred and warrants.

   Long-term obligations as of December 31 consist of the following:

                                                                 1998     1999
                                                               -------- --------
                                                                (In thousands,
                                                               except share and
                                                                   per share
                                                                   amounts)
Convertible subordinated debentures issued April 30, 1996;
 due April 30, 2001; interest at 8.0% payable semiannually on
 April 30 and October 31, potentially increasing 0.5% on each such interest record date to a maximum of 1.5%; convertible into 13,985 common shares at December 31, 1998 and 1999 at
 $4.2024.....................................................    $   59   $   59
                                                               -------- --------
Less current portion.........................................       --       --
                                                               -------- --------
                                                               $     59 $     59
                                                               ======== ========

11. Income Taxes

   Under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," Allscripts recognizes a current tax asset or liability for current taxes refundable or payable, respectively and a deferred tax asset or liability for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis, excluding goodwill, and

                       ALLSCRIPTS, INC. AND SUBSIDIARIES
carryforwards to the extent that these items are realizable. The consolidated income tax provision is comprised as follows:

                             December 31, 1998           December 31, 1999
                         --------------------------  --------------------------
                         Current Noncurrent  Total   Current Noncurrent  Total
                         ------- ---------- -------  ------- ---------- -------
                                            (In thousands)
Deferred income tax.....  $ 438   $ 1,258   $ 1,696   $(249)  $ 4,603   $ 4,354
Valuation allowance.....   (438)   (1,258)   (1,696)    249    (4,603)   (4,354)
                          -----   -------   -------   -----   -------   -------
                          $ --    $   --    $   --    $ --    $   --    $   --
                          =====   =======   =======   =====   =======   =======

   Realization of deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these future tax benefits, Allscripts has provided a valuation allowance for the full amount of its deferred tax assets.

                                       December 31, 1998    December 31, 1999
                                      -------------------  -------------------
                                      Temporary    Tax     Temporary    Tax
                                      Difference  Effect   Difference  Effect
                                      ---------- --------  ---------- --------
                                                  (In thousands)
Allowance for doubtful accounts......  $  4,523  $  1,877   $  3,743  $  1,553
Acquisition costs....................       873       362        873       362
Accrued vacation.....................       550       228        654       271
Accrued bonus........................        30        12        --        --
Accrued severance....................       --        --         139        58
Inventory reserve....................       154        64        --        --
Contributions carryover..............       --        --          36        15
Inventory capitalization.............        56        23         83        34
Gain on sale of discontinued
 operation...........................       --        --          30        13
Property, plant and equipment........       111        46        265       110
Net operating loss carryforwards.....    30,534    12,672     41,500    17,222
                                       --------  --------   --------  --------
    Subtotal.........................    36,831    15,284     47,323    19,638
Less: valuation allowance............   (36,831)  (15,284)   (47,323)  (19,638)
                                       --------  --------   --------  --------
    Total............................  $    --   $    --    $    --   $    --
                                       ========  ========   ========  ========

   The U.S. federal statutory tax rate differs from Allscripts' effective tax rate due to the following:

                                                                  Year Ended
                                                                 December 31,
                                                                 --------------
                                                                  1998    1999
                                                                 ------  ------
                                                                      (In
                                                                  thousands)
U.S. federal statutory tax rate.................................   34.0%   34.0%
State taxes, net of federal benefit.............................    5.0     5.0
Amortization of nondeductible goodwill..........................    1.3     3.4
Other, net......................................................    1.2    (0.9)
Change in valuation allowance...................................  (41.5)  (41.5)
                                                                 ------  ------
                                                                    -- %    -- %
                                                                 ======  ======

   At December 31, 1999, Allscripts has operating loss carryforwards available for federal income tax reporting purposes of approximately $41,500,000. The operating loss carryforwards expire between 2002 and 2019. Allscripts' ability to utilize these operating loss carryforwards to offset future taxable income is

                       ALLSCRIPTS, INC. AND SUBSIDIARIES
dependent on a variety of factors, including possible limitations on usage pursuant to Internal Revenue Code Section (IRC) 382. IRC 382 imposes an annual limitation on the future utilization of operating loss carryforwards due to changes in ownership resulting from the issuance of common shares, stock options, warrants and convertible preferred shares.

12. Redeemable Preferred Shares and Shareholders' Equity

Common Stock Split

   During 1999, Allscripts' Board of Directors authorized and its shareholders approved a one-for-six reverse common stock split. Consequently, all common share and per share information in the accompanying financial statements has been adjusted to reflect the reverse stock split.

Initial Public Offering

   On July 28, 1999, Allscripts completed the initial public offering of its common stock. Allscripts issued 7,000,000 shares of common stock at an initial public offering price of $16.00 per share and all outstanding shares of convertible preferred stock automatically converted into 2,977,483 shares of common stock. The initial public offering resulted in gross proceeds of $112,000,000, $7,840,000 of which was applied to the underwriting discount and approximately $1,451,000 of which was applied to related offering expenses. In addition, Allscripts used approximately $34,745,000 of the proceeds to redeem all outstanding shares of its Series H, I and J Redeemable Preferred Stock, plus accrued dividends thereon, $3,900,000 to repay advances under its revolving line of credit with its commercial bank and approximately $653,000 to repay a promissory note, including accrued interest, issued as consideration for Allscripts' acquisition of Shopping@Home, Inc. (see Note 4).

Redeemable Preferred Shares

   The Series H Preferred shares were voting, nonparticipating and had a liquidation preference upon dissolution of Allscripts of $6.462 per share plus an amount equal to all unpaid dividends accrued thereon. The Series H Preferred shares were senior to Series A, Series B, Series C, Series D, Series F and Series G Preferred shares with respect to the liquidation preference.

   The shares were entitled to cumulative, quarterly dividends of 8.0% accruing from the date of issuance and payable beginning September 15, 1998 and then payable quarterly thereafter. Mandatory redemption of shares (at $6.462 per share) in the proportion of 10%, 10%, 10%, and 70% of the total number of shares originally issued was initially scheduled to begin on September 15, 1998 and occur annually thereafter through 2001, respectively.

   In connection with the 8% convertible subordinated debenture offering described in Note 10, the terms of the Series H Preferred were amended. Pursuant to such amendment, on September 15, 1998, Allscripts was required to begin paying dividends quarterly. Allscripts was required to redeem shares of Series H Preferred with a redemption value of $6.16 million and all accrued dividends thereon on September 15, 2001.

   In conjunction with the issuance of $8,930,000 of Series I Preferred on April 16, 1998, the terms of the Series H Preferred were amended to extend the maturity date five years from the closing of the sale of the Series I Preferred. Allscripts was required to redeem shares of Series H Preferred equal to $8,800,000 plus all accrued dividends ($3,007,000 at December 31, 1998 or $2.21 per share) five years from the closing of the sale of Series I Preferred. In consideration of the change in terms therein, Allscripts issued 916,651 warrants to

                       ALLSCRIPTS, INC. AND SUBSIDIARIES
purchase shares of common stock of Allscripts for $0.06 per share to the holders of Series H Preferred. The warrants will expire five years from the date of the closing of the sale of Series I Preferred.

   On April 16, 1998, Allscripts effected the private placement of Series I Preferred and common stock of Allscripts for $8,930,000. The common stock component, 4,597,070 shares, represented 24.4% of Allscripts' common stock at April 16, 1998, assuming exercise of all options and warrants and the conversion of all convertible preferred stock into common stock. Based upon an independent appraisal, $1,009,000 was allocated to the value of the common stock issued in the Series I Unit Offering. The difference, $733,000, between the amount initially recorded for the redeemable preferred stock and its redemption value was accreted over the life of the Series I Preferred shares such that the Series I Preferred shares were reflected at redemption value at the date of redemption on July 28, 1999. The Series I Preferred shares were voting and had a liquidation preference upon dissolution of Allscripts of $6.462 per share plus an amount equal to all unpaid dividends accrued thereon. The Series I Preferred shares were in parity with the Series J Preferred shares and senior to Series A, Series B, Series C, Series D, Series F, Series G and Series H Preferred shares with respect to liquidation preference.

   A cumulative dividend on the Series I Preferred accrued at a rate of 8.5% per annum. The Series I Preferred shares were redeemed at $8,654,000 plus accrued unpaid dividends, upon completion of the initial public offering of Allscripts common stock on July 28, 1999.

   In conjunction with the issuance of the Series I Preferred and common stock, substantially all of the outstanding subordinated convertible debentures were exchanged for 1,803,838 shares of Series J Preferred. The Series J Preferred shares were voting and had a liquidation preference upon dissolution of Allscripts of $6.462 per share plus an amount equal to all unpaid dividends accrued thereon.

   A cumulative dividend on the Series J Preferred accrued at a rate of 8.5% per annum. The Series J Preferred shares were redeemed at $11,656,000 plus accrued unpaid dividends on July 28, 1999.

Preferred Shares

   The Series A, Series B, Series C, Series D, Series F and Series G Preferred shares were voting, nonparticipating, convertible, and had a liquidation preference upon dissolution of Allscripts equal to $1.00, $3.75, $3.20, $4.50, $1.25 and $4.50 per share, respectively. The Series G Preferred shares were senior to the Series A, Series B, Series C, Series D and Series F Preferred shares in respect to the liquidation preference. The Series C, Series D and Series F Preferred shares were senior to the Series A and Series B Preferred shares in respect to the liquidation preference. These preferred shareholders had the option to convert their shares into common shares at prescribed rates. Automatic conversion of all convertible preferred shares into 2,977,483 shares of common stock occurred upon the closing of the initial public offering of Allscripts common stock on July 28, 1999.

Warrants

   In conjunction with the 1996 convertible subordinated debenture offering, the term loan guaranteed by a shareholder was amended to extend the maturity date to April 30, 1998. In exchange for extending its guaranty of such term debt, Allscripts issued warrants to purchase an aggregate of 279,175 common shares with a strike price of $4.2024. The warrants expire April 30, 2001. Because the exercise price of the warrants exceeded the per share value implied by the convertible subordinated debenture offering, no value was ascribed to the warrants. At December 31, 1999, 15,124 warrants were outstanding, all of which were fully vested and exercisable.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

   As a condition to the Series I Unit Offering, Allscripts amended the maturity date of the Series H Preferred shares and exchanged the subordinated convertible debentures for shares of Series J Preferred. In exchange for these concessions, Allscripts issued detachable warrants to the holders of Series H Preferred shares and holders of Series J Preferred shares in the aggregate amounts of 916,651 and 1,326,652 shares of common stock, respectively. Based upon an independent appraisal, $165,000 was allocated to the warrants issued to the Series H Preferred shareholders, and the net loss attributable to the common shareholders in 1998 was increased by this amount. Based upon an independent appraisal, $239,000 was assigned to the value of the warrants issued to the Series J Preferred shareholders. The warrants carry a strike price of $0.06 and expire in April 2003. At December 31, 1999, 4,690 Series H warrants and 32,319 Series J warrants were outstanding, all of which were fully vested and exercisable.

   During 1999, Allscripts issued a fully vested warrant to purchase 3,333 shares of common stock at $3.00 per share to a nonemployee. Allscripts assigned a value of $9.00 to the warrant and accordingly recorded expense in the amount of $30,000 in 1999. In addition, during 1999, Allscripts issued a performance-based warrant to another nonemployee to purchase 8,333 shares of common stock at $3.00 per share. This warrant was not vested at December 31, 1999.

   All of the above warrants may be exercised with payment of cash or the surrender of additional warrants, such warrants to be valued by the excess of fair market value of a common share on the day of exercise over the warrant purchase price. For the year ended December 31, 1999, 4,165,057 shares of common stock were issued through the cashless exercise of warrants. Warrants to purchase 140,834 shares of common stock were surrendered to exercise these warrants, such warrants being valued at the excess of fair market value of a common share on the day of exercise over the warrant exercise price. The net value surrended was approximately $1,399,000. The value of the net shares issued has been recorded to the par value of common stock and additional paid-in capital in the December 1999 balance sheet.

   At December 31, 1999, Allscripts has reserved 63,799 shares of common stock for issuance upon the exercise of warrants.

Stock Option Plans

   At December 31, 1999, options to purchase 4,393,489 shares of common stock were authorized under Allscripts' Amended and Restated 1993 Stock Incentive Plan. The exercise price for shares under this plan is determined by Allscripts' Board of Directors at the date of grant. All options must be exercised within ten years of the date of grant. The plan provides for exercise of options by payment of cash or surrender of common stock. Options vest on various schedules, primarily over three and four year periods from the date of grant, and in certain circumstances upon a change in control.

   In May 1998, in conjunction with the closing of the Series I Unit Offering, the Board of Directors approved the cancellation and reissuance of options to purchase 1,481,916 shares of Allscripts' common stock. The options covered by the grant all have an exercise price of $0.06 per share.

   At December 31, 1999, Allscripts has reserved 2,587,478 and 663,838 shares of common stock for issuance upon exercise of outstanding and authorized but ungranted options, respectively.

   Had Allscripts elected to apply the provisions of FAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted in 1997, 1998 and 1999, reported net loss and net loss attributable to common shareholders per share would have been increased as follows:

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

                                                      1997     1998      1999
                                                    --------  -------  --------
                                                         (In thousands,
                                                     except per share data)
      Net loss, as reported.......................  $(10,799) $(7,514) $(11,244)
      Pro forma net loss..........................   (10,895)  (7,649)  (11,375)
      Net loss per share attributable to common
       shareholders--basic and diluted, as
       reported...................................  $  (3.96) $ (1.63) $  (0.91)
      Pro forma net loss per share attributable to
       common shareholders--basic and diluted.....     (4.00)   (1.66)    (0.92)

   Under FAS 123, compensation expense representing fair value of the option grant is recognized over the vesting period. The initial impact on pro forma net loss may not be representative of compensation expense in future years, when the effect of volatility would be reflected in pro forma earnings relating to options granted subsequent to Allscripts' initial public offering.

   For purposes of the FAS 123 pro forma net loss and net loss per share calculation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in determining fair value as disclosed for FAS 123 are shown in the following table:

                                                               1997  1998  1999
                                                               ----  ----  ----
      Risk-free interest rate................................. 5.99% 5.15% 5.82%
      Option life (years).....................................    4     4     4
      Dividend rate...........................................   --%   --%   --%

   No expected volatility factor has been used in determining the fair value of options granted prior to Allscripts' initial public offering, while a volatility factor of 87% has been used in valuing options granted subsequent to the initial public offering and prior to December 31, 1999.

   Option activity for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                         Options    Weighted Average   Options
                                       Outstanding   Exercise Price  Exercisable
                                       -----------  ---------------- -----------
Balance at December 31, 1996..........  1,378,012        $ 1.50         802,049
  Options granted.....................  1,655,218          2.34
  Options exercised...................    (37,807)         1.50
  Options forfeited...................   (265,066)         1.56
                                       ----------
Balance at December 31, 1997..........  2,730,357          2.04       1,100,948
  Options granted.....................  1,985,165          0.06
  Options exercised...................   (336,532)         0.18
  Options forfeited...................   (198,291)         1.62
  Options canceled.................... (1,483,576)         1.34
                                       ----------
Balance at December 31, 1998..........  2,697,123          0.68       1,434,122
  Options granted.....................  1,025,440          9.56
  Options exercised...................   (961,541)         0.84
  Options forfeited...................   (173,544)         1.19
                                       ----------
Balance at December 31, 1999..........  2,587,478          4.10         984,426
                                       ==========

    For the years ended December 31, 1997, 1998 and 1999 the weighted average fair value of options granted was $0.49, $0.19 and $7.97, respectively.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

   Information regarding options outstanding at December 31, 1999 is as follows:

                                                     Weighted
                                                      Average
                                                     Remaining
                             Number of              Contractual              Number of
           Exercise           Options                  Life                   Options
            Prices          Outstanding             (in years)              Exercisable
           --------         -----------             -----------             -----------
            $0.06            1,071,394                 8.48                   454,412
             1.50              438,212                 5.24                   438,019
             2.16                4,800                 6.67                     3,900
             2.34               53,400                 7.05                    40,179
             3.00              308,723                 9.25                    47,916
            11.25              386,450                 9.80                        --
            12.69              184,000                 9.61                        --
            14.69               40,000                 9.75                        --
            15.38               63,000                 9.69                        --
            16.00               37,499                 9.56                        --
                             ---------                                        -------
                             2,587,478                                        984,426
                             =========                                        =======

   In August 1999, Allscripts granted options to purchase an aggregate of 30,000 shares of common stock to nonemployees in exchange for future services. These options have an exercise price of $12.69 per share and vest over a period of two years from the date of grant. Selling, general and administrative expenses for the year ended December 31, 1999 include $293,000 in expense relating to these options.

13. Contingencies

   The pharmaceutical repackaging industry is subject to stringent federal and state regulations. Allscripts' repackaging operations are regulated by the Food and Drug Administration as if Allscripts were a manufacturer. Allscripts is also subject to regulation by the Drug Enforcement Administration in connection with the packaging and distribution of controlled substances.

   Allscripts is a defendant in numerous multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits Allscripts is one of many defendants, including manufacturers and other distributors of these drugs. Allscripts does not believe it has any significant liability incident to the distribution or repackaging of these drugs and it has tendered defense of these lawsuits to its insurance carrier for handling. The lawsuits are in various stages of litigation and it is too early to determine what, if any, liability Allscripts will have with respect to the claims made in these lawsuits. If Allscripts' insurance coverage is inadequate to satisfy any resulting liability, Allscripts will have to defend these lawsuits and be responsible for the damages, if any, that Allscripts suffers as a result of these lawsuits. Allscripts does not believe that the outcome of these lawsuits will have a material adverse effect on its financial condition, results of operations or cash flows.

   In addition to the matter noted above, Allscripts is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on Allscripts' consolidated financial condition, results of operations or cash flows.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

14. Savings Plan

   Effective January 1, 1993, employees of Allscripts who meet certain eligibility requirements can participate in Allscripts' 401(k) Savings and Investment Plan. Under the plan, Allscripts may, at its discretion, match the employee contributions. Allscripts recorded expenses from continuing operations related to its matching contributions in 1997, 1998 and 1999 of $45,000, $37,000 and $60,000, respectively.

15. Enterprise Systems, Inc. Agreement

   During 1996 and 1997, Allscripts established a relationship with Enterprise Systems, Inc. to further develop Allscripts' automated dispensing product and introduce touch technology to its product. Enterprise developed a product called TouchScript. On March 13, 1997, Enterprise Systems, Inc. entered into a Merger Agreement with HBO & Company and subsequently on June 26, 1997 completed said merger. On July 17, 1997, Allscripts entered into an agreement with HBO & Company whereby HBO & Company assigned and transferred to Allscripts all of its rights, title and interest in the TouchScript system and all corresponding documentation therefor, including all copyrights, copyright registrations, trademark applications and trademark registrations. In exchange, Allscripts issued 519,530 shares of common stock.

   The shares were recorded at fair market value determined by Allscripts of $0.06 per share, thus assigning a value of $31,000 to the TouchScript software. The software is being amortized on a straight-line basis over a three-year period.

16. Discontinued Operations

   On March 18, 1999, Allscripts signed a definitive agreement to sell certain assets of its pharmacy benefit management operation to Pharmacare Management Services, Inc., Pharmacare Direct, Inc., and Procare Pharmacy, Inc. The sale closed on March 31, 1999. The aggregate purchase price is $15,400,000, payable in the form of an up-front payment at closing of $7,000,000 and a contingent payment of up to $8,400,000 payable within 10 business days after the first anniversary of the closing date. Additionally, the buyers purchased the inventory at Allscripts' net cost, approximately $500,000, while Allscripts retained the remaining working capital. The contingent payment is based upon the number of prescription fillings (including original fillings and subsequent refills) for the one-year period following the closing. Allscripts will receive $23.12 for each traditional mail order prescription filling up to a maximum of $5,000,000, $11.67 for each specialty mail order prescription filling up to a maximum of $700,000 and $4.48 for each retail pharmacy prescription filling up to a maximum of $2,700,000, in each case for fillings only from customers that have been retained as of the anniversary date. Under certain circumstances, a portion of the contingent payment can be paid prior to the anniversary date. Allscripts has not received any contingent payments through December 31, 1999 and expects to receive less than the maximum contingent payment during 2000.

   The operating results of the pharmacy benefit management segment have been segregated from continuing operations and reported as a separate line item on the Consolidated Statements of Operations under the caption "Income (loss) from discontinued operations." Additionally, Allscripts has restated its prior financial statements to present the operating results of the pharmacy benefit management operations as a discontinued operation.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

   Operating results from discontinued operations were as follows:

                                                         1997     1998    1999
                                                        -------  ------- -------
                                                            (In thousands)
      Revenue.......................................... $44,719  $52,866 $14,292
      Cost of revenue..................................  41,413   49,313  13,378
                                                        -------  ------- -------
          Gross profit.................................   3,306    3,553     914
      Selling, general and administrative expenses.....   5,114    2,583     272
                                                        -------  ------- -------
      Operating income (loss)..........................  (1,808)     970     642
                                                        -------  ------- -------
      Income (loss) from discontinued operations....... $(1,808) $   970 $   642
                                                        =======  ======= =======

    Included in revenue is $1,580,000, $2,982,000 and $375,000 in 1997, 1998 and 1999 from Anthem, Inc., a related party (see Note 19). Included in selling, general and administrative expenses in 1997 is approximately $3,300,000 pertaining to the writedown of intangible assets.

    The components of assets and liabilities of discontinued operations included in Allscripts' consolidated balance sheets at December 31 are as follows:

                                                                  1998    1999
                                                                 ------- -------
                                                                 (In thousands)
      Assets:
       Accounts receivable...................................... $ 7,015 $    95
       Inventory................................................     521     --
       Other....................................................   2,936     145
                                                                 ------- -------
      Total assets..............................................  10,472     240
      Liabilities...............................................   6,192     226
                                                                 ------- -------
          Net................................................... $ 4,280 $    14
                                                                 ======= =======

17. Supplemental Cash Flow Information

                                                             1997  1998   1999
                                                             ---- ------- -----
                                                               (In thousands,
                                                              except share and
                                                             per share amounts)
Interest paid............................................... $509 $   294 $ 231
Noncash investing and financing activity:
  In connection with the agreement with HBO & Company,
   issuance of 519,530 common shares valued at $0.06 per
   share, in exchange for software valued at $31,000........   31     --    --
  Accretion of mandatory redemption value of preferred
   shares...................................................  219     323   794
  In connection with the $10,000,000, 8.0% convertible
   subordinated debentures issued April 30, 1996, issuance
   of $875,680 of additional debentures in satisfaction of
   accrued interest thereon for the year ended December 31,
   1997.....................................................  876     --    --
  In connection with the Series I Unit Offering, issuance of
   1,803,838 shares of Series J Redeemable Preferred shares
   and 1,326,661 warrants in exchange for Allscripts'
   outstanding convertible subordinated debentures (in the
   aggregate principal amount of $11,219,000) plus accrued
   interest thereon through April 15, 1998 ($437,000 in
   aggregate)...............................................  --   11,656   --
  In connection with the acquisition of TeleMed Corp.,
   issuance of 117,500 and 87,271 shares of common stock
   valued at $11.00 and $14.65 per share, respectively, in
   exchange for net tangible liabilities of $655,000........  --      --  2,571
  In connection with the acquisition of Shopping@Home,
   issuance of a 6% promissory note in the principal amount
   of $650,000 in exchange for net tangible assets of
   $18,000..................................................  --      --    650
  In connection with Allscripts' initial public offering,
   conversion of 8,718,768 shares of preferred stock into
   2,977,483 shares of common stock.........................  --      --  8,719
  Cumulative dividends in arrears on redeemable preferred
   shares...................................................  704   1,927 1,404

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

18. Recently Issued Accounting Pronouncements

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

19. Related Party Transactions

   From June 1997 through March 1999, Allscripts provided pharmacy benefit management services for Anthem, Inc. One of Allscripts' directors is Chairman of the Board of Anthem (see Note 16).

   One of Allscripts' directors is a partner in the law firm of Green, Stewart, Farber & Anderson, which Allscripts has retained to provide legal services. Expense related to services provided by this law firm was $60,000, $44,000 and $33,000 in 1997, 1998 and 1999, respectively.

20. Subsequent Events (Unaudited)

   On February 16, 2000, Allscripts entered into a subscription agreement under which Allscripts agreed to sell 214,794 shares of common stock for a cash purchase price of $10,000,000. The shares to be issued may be increased in the event that the original per share price paid is greater than the initial price to the public in the offering contemplated by Allscripts' Registration Statement on Form S-1 (File No. 333-95521).

   On March 10, 2000, Allscripts completed a public offering of 1,452,000 newly issued shares of its common stock at an initial price to the public of $73.00 per share, resulting in gross proceeds of $105,996,000, $5,561,000 of which was applied to the underwriting discount and approximately $425,000 of which was applied to related offering expenses.

   On March 14, 2000, Allscripts entered into a definitive agreement to acquire MasterChart, Inc., a software developer providing dictation, integration and patient record technology, for up to $120 million in common stock and $5 million in cash. This acquisition will be accounted for as a purchase and is expected to close in April 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Allscripts, Inc.

   Our audits of the consolidated financial statements referred to in our report dated February 17, 2000 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 17, 2000

                       ALLSCRIPTS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

Schedule II

                                                  Charged
                                        Beginning   to     Deductions  Ending
                                         Balance  Expense  (Writeoffs) Balance
                                        --------- -------  ----------- -------
                                                   (In thousands)
Allowance for accounts receivable
  Year ended December 31, 1997.........  $ 3,141  $  667      $(376)   $ 3,432
  Year ended December 31, 1998.........    3,432   1,241       (150)     4,523
  Year ended December 31, 1999.........    4,523    (633)      (147)     3,743
Valuation allowance for deferred tax
 assets
  Year ended December 31, 1997.........   11,043   2,545        --      13,588
  Year ended December 31, 1998.........   13,588   1,696        --      15,284
  Year ended December 31, 1999.........   15,284   4,354        --      19,638

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   During 1999, there were no disagreements with our independent public accountants on accounting procedures or accounting and financial disclosures.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Information regarding directors, executive officers and other key employees is included under the captions "Election of Directors" and "Executive Officers and Key Employees" in Allscripts' proxy statement for the 2000 Annual Meeting of Stockholders and is incorporated by reference herein.

   Information regarding Section 16(a) reporting compliance is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Allscripts' proxy statement for the 2000 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 11. Executive Compensation

   Information regarding executive and director compensation is included under the captions "Executive Compensation" and "Director Compensation" in Allscripts' proxy statement for the 2000 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information regarding security ownership is included under the caption "Ownership of Allscripts Common Stock" in Allscripts' proxy statement for the 2000 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Party Transactions

   Information regarding certain relationships and related party transactions is included under the caption "Certain Relationships and Related Party Transactions" in Allscripts' proxy statement for the 2000 Annual Meeting of Stockholders and is incorporated by reference herein.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

   The following consolidated financial statements of Allscripts, Inc. and its subsidiaries are included in Part II of this report:

                                                                           Page
                                                                           ----
      Report of Independent Accountants...................................  35
      Consolidated Balance Sheets at December 31, 1998 and 1999...........  36
      Consolidated Statements of Operations for the years ended December
       31, 1997, 1998 and 1999............................................  38
      Consolidated Statements of Shareholders' Equity (Deficit) for the
       years ended December 31, 1997, 1998 and 1999.......................  39
      Consolidated Statements of Cash Flows for the years ended December
       31, 1997, 1998 and 1999............................................  40
      Notes to Consolidated Financial Statements..........................  41

(a)(2) Financial Statement Schedules

      Report of Independent Accountants on Financial Statement Schedule....  59
      Schedule II--Valuation and Qualifying Accounts.......................  60


(a)(3) List of Exhibits

Exhibit
Number   Description                               Reference
-------  -----------                               ---------
 2.1     Form of Plan of Merger between the        Incorporated herein by reference from
         Registrant and Allscripts, Inc., an       the Registrant's Registration Statement
         Illinois corporation                      on Form S-1 as part of Amendment No. 4
                                                   filed on July 20, 1999 (SEC file no.
                                                   333-78431)


 3.1     Amended and Restated Certificate of       Incorporated herein by reference from
         Incorporation                             the Registrant's Quarterly Report on
                                                   Form 10-Q for the quarter ended
                                                   September 30, 1999

 3.2     By-laws                                   Incorporated herein by reference from
                                                   the Registrant's Quarterly Report on
                                                   Form 10-Q for the quarter ended
                                                   September 30, 1999

10.1+    Amended and Restated 1993 Stock           Incorporated herein by reference from
         Incentive Plan                            the Registrant's Registration Statement
                                                   on Form S-1 as part of Amendment No. 2
                                                   filed on June 29, 1999 (SEC file no.
                                                   333-78431)

10.2     Asset Purchase Agreement, dated as of     Incorporated herein by reference from
         March 19, 1999, by and among the          the Registrant's Registration Statement
         Registrant, PharmaCare Management         on Form S-1 as part of Amendment No. 1
         Services, Inc., PharmaCare Direct, Inc.   filed on June 7, 1999 (SEC file no. 333-
         and ProCare Pharmacy, Inc.                78431)

Exhibit
Number   Description                               Reference
-------  -----------                               ---------
10.3     Twelfth Restated Registration Agreement   Incorporated herein by reference from
         dated as of June 18, 1999, by and among   the Registrant's Registration Statement
         the Registrant, those Holders of the      on Form S-1 as part of Amendment No. 2
         Registrant's Series A Preferred, Series   filed on June 29, 1999 (SEC file no.
         B Preferred, Series C Preferred, Series   333-78431)
         D Preferred, Series F Preferred and
         Series G Preferred listed in Schedule I
         attached thereto, the Holders of the
         Extension Guaranty Warrants listed in
         Schedule II thereto, the Holders of the
         1996 Extension Guaranty Warrants listed
         in Schedule II thereto, those Holders of
         Common listed in Schedule III thereto,
         the Holders of Series H Warrants and H
         Unit Common listed in Schedule IV
         thereto, the Holders of Extension Series
         H Warrants listed in Schedule IV
         thereto, the Holders of I Unit Common
         listed in Schedule V thereto and the
         Holders of Debenture Warrants listed in
         Schedule VI thereto.

10.4     Industrial Building Lease dated April     Incorporated herein by reference from
         30, 1997 between G2 Limited Partnership   the Registrant's Registration Statement
         and the Registrant                        on Form S-1 filed on May 14, 1999 (SEC
                                                   file no. 333-78431)

10.5     Lease Agreement between American          Incorporated herein by reference from
         National Bank and Trust Company of        the Registrant's Registration Statement
         Chicago, as Trustee, and the Registrant   on Form S-1 as part of Amendment No. 1
         dated September 1996, as amended          filed on February 18, 2000 (SEC file no.
         December 31, 1999                         333-95521)

10.6+    Employment Agreement effective August 1,  Incorporated herein by reference from
         1997 between the Registrant and Glen E.   the Registrant's Registration Statement
         Tullman                                   on Form S-1 filed on May 14, 1999 (SEC
                                                   file no. 333-78431)

10.7+    Employment Agreement effective August 1,  Incorporated herein by reference from
         1997 between the Registrant and David B.  the Registrant's Registration Statement
         Mullen                                    on Form S-1 filed on May 14, 1999 (SEC
                                                   file no. 333-78431)

10.8+    Employment Agreement effective September  Incorporated herein by reference from
         2, 1997 between the Registrant and        the Registrant's Registration Statement
         Steven M. Katz                            on Form S-1 filed on May 14, 1999 (SEC
                                                   file no. 333-78431)

10.9+    Agreement dated May 1, 1995 between the   Incorporated herein by reference from
         Registrant and John G. Cull               the Registrant's Registration Statement
                                                   on Form S-1 filed on May 14, 1999 (SEC
                                                   file no. 333-78431)

10.10    Form of TouchScript Master License        Incorporated herein by reference from
         Agreement                                 the Registrant's Registration Statement
                                                   on Form S-1 filed on May 14, 1999 (SEC
                                                   file no. 333-78431)

10.11    Revolving Credit Agreement dated as of    Incorporated herein by reference from
         April 16, 1998 and amended as of May 6,   the Registrant's Registration Statement
         1998 by and between the Registrant and    on Form S-1 as part of Amendment No. 2
         LaSalle National Bank                     filed on June 29, 1999 (SEC file no.
                                                   333-78431)

Exhibit
Number   Description                               Reference
-------  -----------                               ---------
10.12    Supply Agreement dated August 27, 1998    Incorporated herein by reference from
         between McKesson U.S. Health Care and     the Registrant's Registration Statement
         the Registrant                            on Form S-1 as part of Amendment No. 1
                                                   filed on June 7, 1999 (SEC file no. 333-
                                                   78431)

10.13    Form of Series H Warrant                  Incorporated herein by reference from
                                                   the Registrant's Registration Statement
                                                   on Form S-1 filed on May 14, 1999 (SEC
                                                   file no. 333-78431)

10.14    Form of Extension Guaranty Warrant        Incorporated herein by reference from
                                                   the Registrant's Registration Statement
                                                   on Form S-1 filed on May 14, 1999 (SEC
                                                   file no. 333-78431)

10.15    Form of 1996 Extension Guaranty Warrant   Incorporated herein by reference from
                                                   the Registrant's Registration Statement
                                                   on Form S-1 filed on May 14, 1999 (SEC
                                                   file no. 333-78431)

10.16    Form of Debenture Warrant                 Incorporated herein by reference from
                                                   the Registrant's Registration Statement
                                                   on Form S-1 filed on May 14, 1999 (SEC
                                                   file no. 333-78431)

10.17    Form of Series H Extension Warrant        Incorporated herein by reference from
                                                   the Registrant's Registration Statement
                                                   on Form S-1 filed on May 14, 1999 (SEC
                                                   file no. 333-78431)

10.18    Asset Purchase Agreement dated June 30,   Incorporated herein by reference from
         1999 by and among the Registrant and      the Registrant's Registration Statement
         Shopping@Home, Inc., Glen Tullman, Lee    on Form S-1 as part of Amendment No. 4
         Shapiro, Stanley Crane and Joseph E.      filed on July 20, 1999 (SEC file no.
         Carey                                     333-78431)

10.19+   Employment Agreement, effective August    Incorporated herein by reference from
         2, 1999, between the Registrant and       the Registrant's Quarterly Report on
         Joseph E. Carey                           Form 10-Q for the quarter ended July 31,
                                                   1999 (filed as Exhibit 10.1 thereto)

23.1     Consent of PricewaterhouseCoopers LLP

--------
+  Indicates management contract or compensatory plan.

(b) Reports on Form 8-K

   None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                          ALLSCRIPTS, INC.

                                                   /s/ David B. Mullen
                                          By: _________________________________
                                                       David B. Mullen
                                               President and Chief Financial
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2000 by the following persons on behalf of the Registrant in the capacities indicated.

                 Signature                                     Title
                 ---------                                     -----


          /s/ Glen E. Tullman               Chairman and Chief Executive Officer
___________________________________________   (Principal Executive Officer)
              Glen E. Tullman

          /s/ David B. Mullen               President, Chief Financial Officer and
___________________________________________   Director (Principal Financial Officer)
              David B. Mullen

            /s/ John G. Cull                Senior Vice President, Finance, Treasurer
___________________________________________   and Secretary (Principal Accounting
               John G. Cull                   Officer)

          /s/ Philip D. Green               Director
___________________________________________
              Philip D. Green

          /s/ M. Fazle Husain               Director
___________________________________________
              M. Fazle Husain

         /s/ Michael J. Kluger              Director
___________________________________________
             Michael J. Kluger

            /s/ L. Ben Lytle                Director
___________________________________________
               L. Ben Lytle

          /s/ Edward M. Philip              Director
___________________________________________
             Edward M. Philip
             /s/ Gary Stein                 Director
___________________________________________
                Gary Stein


                               Index to Exhibits

  Exhibit
  Number   Description
  -------  -----------
 23.1      Consent of PricewaterhouseCoopers LLP