Form 10-Q
period 2000-03-31
ALLSCRIPTS INC /IL
filed 2000-05-15
CIK 1061377

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ------------------

                                   FORM 10-Q

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                              2401 Commerce Drive
                         Libertyville, Illinois 60048
                   (Address of principal executive offices)
                            ----------------------

                                (847) 680-3515
             (Registrant's telephone number, including area code)
                            ----------------------


          Indicate by check ( X ) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes      X       No  _______
                          __________



          As of April 30, 2000, there were 26,513,324 shares of the Registrant's $0.01 par value common stock outstanding.

                               ALLSCRIPTS, INC.

                                   FORM 10-Q

                                     INDEX


PART I.           FINANCIAL INFORMATION                                         PAGE
                                                                                ----
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets
                  At December 31, 1999 and March 31, 2000                         1

                  Condensed Consolidated Statements of Operations
                  For the three months ended March 31, 1999 and 2000              2

                  Condensed Consolidated Statements of Cash Flows
                  For the three months ended March 31, 1999 and 2000              3

                  Notes to Condensed Consolidated Financial Statements            4

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             8

Item 3.           Quantitative and Qualitative Disclosures About Market Risk     11


PART II.          OTHER INFORMATION

Item 2.           Changes in Securities                                          12

Item 6.           Exhibits and Reports on Form 8-K                               12


SIGNATURES                                                                       13

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                                        December 31,              March 31,
                                                                                           1999                     2000
                                                                                           ----                     ----
                                                                                                                 (Unaudited)
ASSETS
Current assets:
        Cash and cash equivalents                                                       $      40,561          $     110,478
        Marketable securities                                                                  15,049                 31,886
        Accounts receivable, net of allowances of $3,743 in 1999 and
          $3,442 in 2000                                                                        5,126                  6,750
        Interest receivable                                                                       340                    780
        Other receivable                                                                            -                  4,160
        Inventories                                                                             3,585                  3,938
        Prepaid expenses and other current assets                                                 786                    860
                                                                                        -------------          -------------
                                 Total current assets                                          65,447                158,852

Long-term marketable securities                                                                     -                 14,219
Fixed assets, net                                                                               4,940                  6,193
Intangible assets, net                                                                          3,575                  3,007
Other assets                                                                                       52                  1,041
                                                                                        -------------          -------------
               Total assets                                                             $      74,014          $     183,312
                                                                                        =============          =============

LIABILITIES
Current liabilities:
    Accounts payable                                                                    $       4,352          $       4,101
    Accrued expenses                                                                            1,664                  1,789
    Deferred revenue                                                                              575                    774
                                                                                        -------------          -------------
           Total current liabilities                                                            6,591                  6,664
 Long-term debt                                                                                    59                      -
                                                                                        -------------          -------------
           Total liabilities                                                                    6,650                  6,664
                                                                                        -------------          -------------

STOCKHOLDERS' EQUITY
Preferred shares:
   Undesignated, $0.01 par value, 1,000,000 shares authorized, no shares issued and                 -                      -
    outstanding at December 31, 1999 and March 31, 2000
Common shares:
   $0.01 par value, 75,000,000 shares authorized, 24,221,537 shares issued,
     24,187,072 shares outstanding at December 31, 1999; 75,000,000 shares authorized, 26,246,603 shares issued, 26,212,138 shares outstanding at
     March 31, 2000                                                                               242                    263
Unearned compensation                                                                          (1,632)                (1,491)
Additional paid-in capital                                                                    130,830                241,995
 Treasury stock at cost; 34,465 common shares at December 31, 1999 and
    March 31, 2000                                                                                (68)                   (68)
Accumulated deficit                                                                           (62,008)               (64,051)
                                                                                        -------------          -------------
        Total stockholders' equity                                                             67,364                176,648
                                                                                        -------------          -------------
        Total liabilities and stockholders' equity                                      $      74,014          $     183,312
                                                                                        =============          =============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ALLSCRIPTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                            Three Months
                                                                               Ended
                                                                              March 31,
                                                                    -----------------------------
                                                                        1999              2000
                                                                        ----              ----
                                                                             (Unaudited)
Revenue                                                             $    6,028         $    9,647
Cost of revenue                                                          4,565              7,597
                                                                    ----------         ----------
              Gross profit                                               1,463              2,050

Selling, general and administrative expenses                             3,550              8,945
Amortization of intangibles                                                 93                574
                                                                    ----------         ----------
              Loss from operations                                      (2,180)            (7,469)

Interest income (expense), net                                            (109)             1,183
                                                                    ----------         ----------
Loss from continuing operations                                         (2,289)            (6,286)
Income from discontinued operations                                         26                 83
Gain from sale of discontinued operations                                3,547              4,160
                                                                    ----------         ----------
Net income (loss)                                                        1,284             (2,043)
Accretion of mandatory redemption value of
     preferred shares and accrued dividends on preferred shares           (699)                 -
                                                                    ----------         ----------
Net income (loss) attributable to common stockholders               $      585         $   (2,043)
                                                                    ==========         ==========

Per share data-basic and diluted:
      Continuing operations (including accretion and accrued
       dividends on preferred shares)                               $    (0.35)        $    (0.25)
      Discontinued operations                                             0.42               0.17
                                                                    ----------         ----------
      Net income (loss) attributable to common stockholders         $     0.07         $    (0.08)
                                                                    ==========         ==========
Weighted average shares of common stock outstanding
   used in computing per share data-basic and diluted                    8,472             24,933
                                                                    ==========         ==========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                     Three Months Ended
                                                                                                           March 31,
                                                                                             -----------------------------------
                                                                                                    1999              2000
                                                                                             -----------------  ----------------
                                                                                                          (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                                                               $     1,284       $    (2,043)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                                                       407             1,067
       Gain on sale of discontinued operations                                                          (3,547)           (4,160)
       Non-cash compensation expense-employees                                                             130               141
       Non-cash expense-non-employees                                                                        -               742
       Changes in operating assets and liabilities:
          (Increase) decrease  in accounts receivable, net                                                 135            (1,624)
          Increase in interest receivable                                                                    -              (440)
          Increase in inventories                                                                         (180)             (353)
          (Increase) decrease in prepaid expenses and other assets                                          17               (69)
          (Decrease) increase in accounts payable                                                          736              (251)
          Decrease (increase) in accrued and other current liabilities                                    (315)              324
                                                                                             -----------------  ----------------
              Net cash used in operating activities                                                     (1,333)           (6,666)
                                                                                             -----------------  ----------------

Cash flows from investing activities:
       Capital expenditures                                                                               (274)           (1,746)
       Purchases of marketable securities                                                                    -           (41,056)
       Maturities of marketable securities                                                                   -            10,000
       Proceeds from sale of discontinued operations                                                     7,473                 -
       Purchase of investment                                                                                -            (1,000)
                                                                                             -----------------  ----------------
              Net cash (used in) generated from investing activities                                     7,199           (33,802)
                                                                                             -----------------  ----------------

Cash flows from financing activities:
       Proceeds from exercise of common stock options                                                       39               510
       Proceeds from  public offering                                                                        -            99,934
       Cash received from sale of common stock                                                               -            10,000
       Borrowings under line of credit                                                                   1,400                 -
       Payments on long-term debt                                                                            -               (59)
                                                                                             -----------------  ----------------
              Net cash provided by financing activities                                                  1,439           110,385
                                                                                             -----------------  ----------------
   Net increase in cash and cash equivalents                                                             7,305            69,917

   Cash and cash equivalents, beginning of period                                                          718            40,561
                                                                                             -----------------  ----------------
   Cash and cash equivalents, end of period                                                        $     8,023       $   110,478
                                                                                             -----------------  ----------------

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The quarterly financial information presented herein should be read in conjunction with Allscripts' audited financial statements and the accompanying notes included in our Annual Report on Form 10-K. The unaudited interim condensed financial statements have been prepared on a basis consistent with those financial statements and reflect all adjustments (all of which are of a normal recurring nature, except those related to discontinued operations) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements include the accounts of Allscripts, Inc. and its wholly owned subsidiaries (collectively referred to as "Allscripts"). All significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

2.   Recently Issued Accounting Standards

     In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"("SAB 101"), which provides the SEC's views in applying generally accepted principles to selected revenue recognition issues. Adoption of SAB 101 is required in the second quarter of fiscal year 2000. The Company does not expect SAB 101 to have a material impact on the Company's consolidated results of operations or financial position.

3.   Public Offering

     On March 10, 2000, Allscripts completed a public offering of 1,452,000 shares of its common stock, at an offering price of $73 per share. The public offering resulted in gross proceeds of $105,996,000, $5,561,000 of which was applied to the underwriting discount and approximately $501,000 of which was applied to related offering expenses. The remaining net proceeds of approximately $99,934,000 were invested in interest-bearing, investment-grade securities.

4.   Net Income (Loss) Per Share

     Allscripts accounts for net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock.

     In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock, all outstanding convertible preferred shares on an if converted basis and contingent share payment obligations from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. Antidilutive potential common stock excluded from the diluted earnings per share computation for the three months ended March 31, 2000 and 1999 were 2,867,125 and 10,330,334 shares, respectively.

5.   Cash, Cash Equivalents and Marketable Securities

     Cash and cash equivalent balances consist of cash and highly liquid corporate debt securities with maturities at the time of purchase of less than 90 days. Marketable securities include corporate debt instruments with maturities of greater than 90 days at the time of purchase.

     Current marketable securities include those with maturities of less than one year at the balance sheet date, while long term marketable securities have maturities of greater than one year at the balance sheet date.

6.   Other Receivable

     The other receivable at March 31, 2000 represents contingent consideration related to the sale of the Allscripts pharmacy benefit management business in March of 1999 (see Note 9).

7.   Sale of Common Stock

     During February of 2000, Allscripts sold IMS Health Incorporated 214,794 shares of Allscripts common stock for a purchase price of $10,000,000.

8.   Contingencies

     The pharmaceutical repackaging industry is subject to stringent federal and state regulations. Allscripts' repackaging operations are regulated by the Food and Drug Administration as if Allscripts were a manufacturer. Allscripts is also subject to regulation by the Drug Enforcement Agency in connection with the packaging and distribution of controlled substances.

     Allscripts is a defendant in numerous multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits, Allscripts is one of many defendants, including manufacturers and other distributors of these drugs. Allscripts does not believe it has any significant liability incident to the distribution or repackaging of these drugs, and it has tendered defense of these lawsuits to its insurance carrier for handling. The lawsuits are in various stages of litigation, and it is too early to determine what, if any, liability Allscripts will have with respect to the claims made in these lawsuits. If Allscripts' insurance coverage in the amount of $16,000,000 per occurrence and $17,000,000 per year in the aggregate is inadequate to satisfy any resulting liability, Allscripts will have to defend these lawsuits and be responsible for the damages, if any, that Allscripts suffers as a result of these lawsuits. Allscripts does not believe that the outcome of these lawsuits will have a material adverse effect on its financial condition, results of operations or cash flows.

9.   Discontinued Operations

     In March 1999, Allscripts sold substantially all of the assets, excluding cash and accounts receivable, of its pharmacy benefit management business. The operating results of the pharmacy benefit management business have been segregated from continuing operations and reported as a separate line item on the Condensed Consolidated Statements of Operations under the caption "Income from discontinued operations."

     Operating results from discontinued operations were as follows:

                                                                    Three Months Ended
                                                                         March 31,
                                                              ------------------------------
                                                                  1999              2000
                                                              ------------      ------------
                                                                      (In thousands)
                                                                        (Unaudited)
     Revenue                                                   $    14,292       $         -
     Cost of revenue                                                13,378                 -
                                                              ------------      ------------
             Gross profit                                              914                 -

     Selling, general and administrative expenses                      762               (83)
     Amortization of intangibles                                       126                 -
                                                              ------------      ------------

     Operating income                                                   26                83
                                                              ------------      ------------
     Income from discontinued operations                       $        26       $        83
                                                              ============      =============

     Included in revenue for the first three months of 1999 is $375,000 from Anthem, Inc., a related party.

     In the first quarter of 1999 and 2000, Allscripts recognized a gain on the sale of this business of $3,547,000 and $4,160,000, respectively, which has also been reported as a separate line item on the Condensed Consolidated Statements of Operations under the caption "Gain on sale of discontinued operations." The gain in the first quarter of 2000 represents contingent consideration related to the sale based upon certain pre-defined metrics which were achieved in March 2000. The contingent consideration was received by Allscripts in May of 2000.

10.  Acquisitions

     On March 13, 2000, Allscripts entered into a definitive agreement to acquire MasterChart, Inc., a software developer providing dictation, integration and patient record technology. In exchange for all the outstanding shares of MasterChart, Allscripts issued 1,617,889 shares of common stock and $5,000,000 in cash. This acquisition, which will be accounted for as a purchase, closed on May 9, 2000 and will be recorded in the second quarter of 2000.

     On April 12, 2000, Allscripts entered into a definitive agreement to acquire Medifor, Inc., a provider of Internet delivered patient education. In exchange for all the outstanding shares of Medifor, Allscripts will issue up to 936,000 shares of common stock. This acquisition, which will be accounted for as a purchase, is expected to close in the second quarter of 2000.

11.  Subsequent Events

     At the May 10 stockholders meeting, the stockholders approved an increase in shares of authorized common stock from 75,000,000 to 150,000,000 and an increase in shares of common stock reserved for issuance under its Amended and Restated 1993 Stock Incentive Plan by 3,000,000 to 7,393,489.

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

     Our shift in focus to physicians who require technology-based services to operate successfully in a managed care environment and away from physicians with a high percentage of fee-for-service patients is reflected in the composition of our revenue, as depicted in the following table:

                                                                       Quarter Ended
                                         ------------------------------------------------------------------------
                                                                   1999                                  2000
                                         ------------------------------------------------------------------------
                                                                         (Unaudited)
                                         ------------------------------------------------------------------------
                                           March 31,      June 30,       Sept. 30,      Dec. 31,      March 31,
                                         ------------   ------------   ------------   ------------   ------------
                                                                             (In thousands)
Traditional revenue..........               $5,235          $4,537         $4,035        $4,085          $4,443
E-commerce revenue...........                  793           1,855          2,940         4,106           5,204
                                         ------------   ------------   ------------   ------------   ------------
       Total revenue.........               $6,028          $6,392         $6,975        $8,191          $9,647
                                         ============   ============   ============   ============   ============

     Traditional revenue includes all non-e-commerce revenue and is derived from the sale, through non-Internet channels, of prescription medications and other medical products to physicians who do not use our software. We expect traditional revenue to represent a decreasing percentage of total revenue in the future. E-commerce revenue is derived primarily from the sale of prescription medications over the Internet to physicians who use our software or who order products from us primarily over the Internet. E-commerce revenue also includes revenue for software subscriptions, computer hardware sales and leases and e-detailing. For the three months ended March 31, 2000, sales of prepackaged medications represented 82.5% of e-commerce revenue. For the three months ended March 31, 2000, 26.5% of e-commerce revenue represented medication sales over the Internet without the use of TouchScript ordering. While we expect a portion of future e-commerce revenue to continue to represent a shifting of traditional revenue, we anticipate that most of the future growth in e-commerce revenue will be generated by physician practice groups that are not currently our customers. Factors that we expect will attract future customers include an interest in physician dispensing, a desire to minimize financial risk imposed by managed care payers with respect to medications that they prescribe and concern about the potential liability associated with medication errors.

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

         To maintain our position in a rapidly changing and increasingly competitive marketplace, we expect to continue to increase the number of our sales, sales support, product development and customer service personnel significantly, and, accordingly, we expect our operating expenses to continue to increase at an accelerated pace. In addition, we expect to amortize unearned compensation expense of approximately $1,491,000 through December 31, 2003. In connection with our acquisition of MasterChart, we expect to record goodwill and other intangible assets of approximately $130,000,000, which we expect to amortize to expense over three years, which is the estimated economic life of these intangible assets. We also expect to record substantial additional amounts of goodwill and other intangible assets in connection with our pending acquisition of Medifor, Inc., which we expect to close in the second quarter of 2000.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Total revenue for the three months ended March 31, 2000 increased by 60.0% or $3,619,000 from $6,028,000 in 1999 to $9,647,000 in 2000. E-commerce revenue increased by 556.2% or $4,411,000 from $793,000 in the first quarter of 1999 to $5,204,000 in the first quarter of 2000. Traditional revenue for the three months ended March 31, 2000 decreased by 15.1% or $792,000 from $5,235,000 in 1999 to $4,443,000 in 2000.

         The increase in e-commerce revenue reflects increased installations and utilization of TouchScript, a conversion of traditional revenue as a result of traditional customers ordering products over the Internet, revenue generated from our e-detailing product, and an increase in the dispensing percentage of brand drugs, which have a higher average selling price than their generic counterparts. The decrease in traditional revenue reflects a conversion of traditional revenue to e-commerce, as outlined above, as well as reduced sales of pre-packaged medications to our traditional sites, offset partially by general price inflation of brand medications, an increase in the dispensing percentage of brand drugs, which have a considerably higher average selling price than their generic counterparts, and revenue generated by medical product sales of MedSmart, which was acquired in May 1999.

         Cost of revenue for the three months ended March 31, 2000 increased by 66.4% or $3,032,000 from $4,565,000 in 1999 to $7,597,000 in 2000 due to increased revenue from TouchScript, our e-detailing product and MedSmart, increased operating costs at sites where we manage the dispensary on behalf of the physician, increased costs of technical support and a greater percentage of revenue coming from higher cost brand products. For the three months ended March 31, 2000, cost of revenue as a percentage of total revenue increased to 78.7% from 75.7% in the prior year period principally due to increased operating costs at sites where we manage the dispensary on behalf of the physician and a greater percentage of revenue coming from lower margin brand products. This percentage increase was partially offset by higher relative margin contributions from software licensing fees and MedSmart revenues.

         Selling, general and administrative expenses for the three months ended March 31, 2000 increased by 152.0% or $5,395,000 from $3,550,000 in 1999 to
$8,945,999 in 2000 due primarily to additional spending for sales and support personnel and related expenses needed to sell, implement and support TouchScript installations, a non-cash charge related to stock options issued to non-employees, expenses related to MedSmart operations, additional spending for TouchScript and Internet product development personnel and related support expenses, increased insurance and other general and administrative expenses. As a result, selling, general and administrative expenses as a percentage of total revenue increased to 92.7% for the three months ended March 31, 2000 from 58.9% of total revenue in the prior year period.

         Amortization of intangibles for the three months ended March 31, 2000 increased by 517.2% or $481,000 from $93,000 in 1999 to $574,000 in 2000. The increase in amortization relates to the amortization of goodwill recorded in the MedSmart acquisition, which was completed in May 1999, and the Shopping@Home acquisition, which was completed in June 1999.

         Net interest income for the three months ended March 31, 2000 was $1,183,000 as compared to net interest expense of $109,000 for the prior year period. The change relates to interest earned on the investment of net proceeds from our initial public offering and our public offering in March 2000, as well as the repayment of borrowings under our revolving credit facility with our commercial bank in July 1999.

         We have recorded no provision or benefit for income taxes during the three months ended March 31, 2000, because we currently anticipate that the annual effective income tax rate will be minimal or zero, and we have fully reserved all of our deferred tax assets.

         The operating results of our pharmacy benefit management business, which we sold in March 1999, have been segregated from continuing operations and reported as a separate line item on the Condensed Consolidated Statements of Operations under the caption "Income from discontinued operations." Additionally, the gain we recognized from the sale of this business has been reported as a separate line item under the caption "Gain from sale of discontinued operations." The gain in the first quarter of 2000 represents contingent consideration related to the sale based upon certain pre-defined metrics, which were achieved in March 2000. Allscripts received the contingent consideration in May of 2000.

Liquidity and Capital Resources

         At March 31, 2000, our principal sources of liquidity consisted of $110,478,000 of cash and cash equivalents and $46,105,000 of marketable securities.

         Net cash used in operating activities increased by $5,333,000 to $6,666,000 for the three months ended March 31, 2000, compared to $1,333,000 for the three months ended March 31, 1999, primarily due to an increase in operating losses. Accounts receivable, net of allowances, increased $1,624,000 in the quarter ended at March 31, 2000 versus a decrease of $135,000 in the same period last year, primarily due to increased sales volume. Interest receivable increased $440,000 in the quarter ended March 31, 2000 due to interest receivable on increased levels of cash equivalents and marketable securities. Accounts payable decreased $251,000 in the quarter ended March 31, 2000 versus an increase of $736,000 in the same period last year primarily due to the sale of the pharmacy benefit management business in March 1999. The other receivable, which represents contingent consideration receivable related to the sale of Allscripts pharmacy benefit management business in March of 1999 increased to $4,160,000 in the first quarter of 2000 compared to $3,547,000 in the same period last year as the metrics that determined the payment of this contingent consideration were achieved as of March 31, 2000. Allscripts also incurred a non-cash charge of $742,000 in the first quarter of 2000 related to stock options issued to non-employees.

         Net cash used in investing activities increased to $33,802,000 in the first three months of 2000 from net cash generated from investing activities of $7,199,000 in the first three months of 1999, primarily as a result of the net purchases of marketable securities of $31,056,000 in the first quarter of 2000 offset by $7,473,000 of cash received from the sale of the pharmacy benefit management business in March 1999. Capital expenditures were $1,746,000 for the first three months of 2000 compared to $274,000 for the first three months of 1999. The increased level of expenditures in 2000 relates to TouchScript computer systems and increases in capital outlays to accommodate new employees. Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the ordinary course of business.

         Net cash provided by financing activities increased to $110,385,000 for the first three months of 2000 compared to $1,439,000 for the three months ended March 31, 1999, primarily due to the receipt of net proceeds of $99,934,000 from the public offering of our common stock in March 2000 and $10,000,000 related to a private placement of common stock.

         On March 10, 2000, Allscripts completed a public offering of 1,452,000 shares of its common stock, at an offering price of $73 per share. The public offering resulted in gross proceeds of $105,996,000, $5,561,000 of which was applied to the underwriting discount and approximately $501,000 of which was applied to related offering expenses. The remaining net proceeds of approximately $99,934,000 were invested in interest-bearing, investment-grade securities.

         We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet the anticipated cash needs of our current business during the year ending December 31, 2000. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in the amounts or on terms acceptable to us, if at all.

Recently Issued Accounting Pronouncements

         In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"("SAB 101"), which provides the SEC's views in applying generally accepted principles to selected revenue recognition issues. Adoption of SAB 101 is required in the second quarter of fiscal year 2000. The Company does not expect SAB 101 to have a material impact on the Company's consolidated results of operations or financial position.

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

         For a more complete discussion of the risks, uncertainties and assumptions that may affect us, see our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         As of March 31, 2000, we did not own any derivative financial instruments but we were exposed to market risks, primarily changes in U.S. interest rates. We maintain a significant portion of our cash, cash equivalents and marketable securities in financial instruments with maturities ranging from less than one month to 27 months with the majority being less than one year. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Nevertheless, because these financial instruments have relatively short durations, on average, an increase in interest rates would not have a significant effect on our financial condition or results of operations.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         In January, 2000, Allscripts issued 6,666 shares of unregistered common stock upon exercise of a warrant for an aggregate exercise price of $399.96. Exemption from registration is claimed pursuant to Section 4(2) of the Securities Act, no public sale having been involved.

         In February, 2000, Allscripts sold 214,794 shares of unregistered common stock to a strategic partner for a purchase price of $10,000,000. Exemption from registration is claimed pursuant to Section 4(2) of the Securities Act, no public sale having been involved.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits - See Index to Exhibits.

         (b) Reports on Form 8-K. A report on Form 8-K dated February 7, 2000 was filed by Allscripts in connection with the announcement of results for the three months and twelve months ended December 31, 1999.

               A report on Form 8-K dated February 22, 2000 was filed by Allscripts to correct certain financial data contained in the February 7, 2000 Report on Form 8-K.

               No other reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  May 15, 2000           ALLSCRIPTS, INC.
                              (Registrant)

                              By:  /s/ David B. Mullen
                                   -----------------------------
                                   David B. Mullen
                                   President and Chief Financial Officer
                                   (Duly Authorized Officer and
                                   Principal Financial Officer)

                               INDEX TO EXHIBITS



Exhibit        Description
-------        -----------

 3.1           By-laws, as amended April, 2000
27.1           Financial Data Schedule