Form 10-Q
period 2000-06-30
ALLSCRIPTS INC /IL
filed 2000-08-14
CIK 1061377

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               __________________

                                   FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

               Yes   X          No ______
                   -----

     As of July 31, 2000, there were 28,034,729 shares of the Registrant's $0.01 par value common stock outstanding.

                               ALLSCRIPTS, INC.

                                   FORM 10-Q

                                     INDEX

PART I.   FINANCIAL INFORMATION                                                           PAGE
                                                                                          ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          At December 31, 1999 and June 30, 2000                                            1

          Condensed Consolidated Statements of Operations
          For the three and six months ended June 30, 1999 and 2000                         2

          Condensed Consolidated Statements of Cash Flows
          For the six months ended June 30, 1999 and 2000                                   3

          Notes to Condensed Consolidated Financial Statements                              4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                               8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                       12


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                                            13

Item 4.   Submission of Matters to a Vote of Security Holders                              13

Item 6.   Exhibits and Reports on Form 8-K                                                 14


SIGNATURES                                                                                 15

  PART I   FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                        ALLSCRIPTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                            December 31,          June 30,
                                                                                               1999                 2000
                                                                                               ----                 ----
                                                                                                                (Unaudited)
   ASSETS
   Current assets:
          Cash and cash equivalents                                                       $   40,561            $   83,243
          Marketable securities                                                               15,049                30,917
          Accounts receivable, net of allowances of $3,743 in 1999
            and $3,735 in 2000                                                                 5,126                 9,733
          Interest receivable                                                                    340                 1,136
          Inventories                                                                          3,585                 4,335
          Prepaid expenses and other current assets                                              786                 1,787
                                                                                          ----------            ----------
             Total current assets                                                             65,447               131,151

   Long-term marketable securities                                                                 -                25,133
   Fixed assets, net                                                                           4,940                 8,898
   Intangible assets, net                                                                      3,575               167,913
   Other assets                                                                                   52                 1,047
                                                                                          ----------            ----------
             Total assets                                                                 $   74,014            $  334,142
                                                                                          ==========            ==========

   LIABILITIES
   Current liabilities:
          Accounts payable                                                                $    4,352            $    6,005
          Accrued expenses                                                                     1,664                 4,941
          Deferred revenue                                                                       575                 1,887
                                                                                          ----------            ----------
             Total current liabilities                                                         6,591                12,833
   Long-term debt                                                                                 59                     -
                                                                                          ----------            ----------
             Total liabilities                                                                 6,650                12,833
                                                                                          ----------            ----------

  STOCKHOLDERS' EQUITY
  Preferred shares:
         Undesignated, $0.01 par value, 1,000,000 shares authorized,
           no shares issued and outstanding at December 31, 1999 and June 30, 2000                 -                     -
  Common shares:
       $0.01 par value, 75,000,000 shares authorized, 24,221,537 shares issued,
         24,187,072 shares outstanding at December 31, 1999; 150,000,000 shares authorized, 27,931,081 shares issued, 27,896,616 shares outstanding at
         June 30, 2000                                                                           242                   280
        1,439,691 shares to be issued pursuant to business combinations                            -                    14
   Unearned compensation                                                                      (1,632)               (1,350)
   Additional paid-in capital                                                                 30,830               410,815
   Treasury stock at cost; 34,465 common shares at December 31, 1999 and June
     30, 2000                                                                                    (68)                  (68)
   Accumulated deficit                                                                       (62,008)              (88,382)
                                                                                          ----------            ----------
             Total stockholders' equity                                                       67,364               321,309
                                                                                          ----------            ----------
             Total liabilities and stockholders' equity                                   $   74,014            $  334,142
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

                                ALLSCRIPTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                              Three Months              Six Months
                                                                                 Ended                     Ended
                                                                                June 30,                  June 30,
                                                                      -------------------------       -----------------------
                                                                         1999             2000           1999          2000
                                                                      --------         --------       --------       --------
                                                                            (Unaudited)                     (Unaudited)
Revenue                                                                $ 6,392         $ 12,616       $ 12,420       $ 22,263
Cost of revenue                                                          5,143            9,492          9,708         17,089
                                                                       -------         --------       --------       --------
             Gross profit                                                1,249            3,124          2,712          5,174

Selling, general and administrative expenses                             4,554           10,748          8,104         19,693
Amortization of intangibles                                                175            5,443            268          6,017
Write-off of acquired in-process research and development                    -           13,729              -         13,729
                                                                       -------         --------       --------       --------
             Loss from operations                                       (3,480)         (26,796)        (5,660)       (34,265)

Interest income (expense), net                                             (91)           2,272           (200)         3,455
                                                                       -------         --------       --------       --------
Loss from continuing operations                                         (3,571)         (24,524)        (5,860)       (30,810)
Income from discontinued operations                                          -                -             26             83
Gain from sale of discontinued operations                                    -              193          3,547          4,353
                                                                       -------         --------       --------       --------
Net loss                                                                (3,571)         (24,331)        (2,287)       (26,374)
Accretion of mandatory redemption value of
  preferred shares and accrued dividends on preferred shares              (699)               -         (1,398)             -
                                                                       -------         --------       --------       --------
Net loss attributable to common stockholders                           $(4,270)        $(24,331)      $ (3,685)      $(26,374)
                                                                       =======         ========       ========       ========

Per share data-basic and diluted:
      Continuing operations (including accretion and accrued
        dividends on preferred shares)                                 $ (0.48)        $  (0.88)      $  (0.84)      $  (1.17)
      Discontinued operations                                                -             0.01           0.41           0.17
                                                                       -------         --------       --------       --------
      Net loss attributable to common stockholders                     $ (0.48)        $  (0.87)      $  (0.43)      $  (1.00)
                                                                       =======         ========       ========       ========

Weighted average shares of common stock outstanding
   used in computing per share data-basic and diluted                    8,859           27,931          8,667         26,432
                                                                       =======         ========       ========       ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                        ALLSCRIPTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                -------------------------
                                                                                  1999            2000
                                                                                --------        ---------
                                                                                      (Unaudited)
Cash flows from operating activities:
   Net loss                                                                      $  (2,287)   $ (26,374)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                   747        7,210
       Gain on sale of discontinued operations                                      (3,547)      (4,353)
       Write-off of acquired in-process research and development                         -       13,729
       Non-cash compensation expense-employees                                         271          282
       Non-cash expense-non-employees                                                    -          742
       Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable, net                            6,034       (3,494)
          Increase in interest receivable                                                -         (796)
          Increase in inventories                                                     (692)        (570)
          Increase in prepaid expenses and other assets                               (249)        (935)
          (Decrease) increase in accounts payable                                   (2,402)       1,203
          (Decrease) increase in accrued and other current liabilities                (483)       2,369
                                                                                 ---------    ---------
              Net cash used in operating activities
                                                                                    (2,608)     (10,987)
                                                                                 ---------    ---------
Cash flows from investing activities:
      Capital expenditures                                                            (694)      (4,238)
      Purchases of marketable securities                                                 -      (53,699)
      Proceeds from sale of marketable securities                                        -       12,924
      Proceeds from sale of discontinued operations                                  7,473        4,353
      Cash used for acquisitions, net of acquired cash                                  49      (12,674)
      Purchase of investment                                                             -       (1,000)
                                                                                 ---------    ---------
              Net cash provided by (used in) investing activities                    6,828      (54,334)
                                                                                 ---------    ---------

Cash flows from financing activities:
      Proceeds from exercise of common stock options                                   109          570
      Proceeds from public offering                                                      -       99,743
      Cash received from sale of common stock                                            -       10,000
      Borrowings under line of credit                                                1,400            -
      Payments under line of credit                                                 (1,500)      (2,251)
      Payments on long-term debt                                                         -          (59)
                                                                                 ---------    ---------
              Net cash provided by financing activities                                  9      108,003
                                                                                 ---------    ---------
   Net increase in cash and cash equivalents                                         4,229       42,682

   Cash and cash equivalents, beginning of period                                      718       40,561
                                                                                 ---------    ---------
   Cash and cash equivalents, end of period                                      $   4,947    $  83,243
                                                                                 =========    =========

  The accompanying notes are an integral part of these condensed consolidted financial statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The quarterly financial information presented herein should be read in conjunction with Allscripts' audited financial statements and the accompanying notes included in our Annual Report on Form 10-K. The unaudited interim condensed financial statements have been prepared on a basis consistent with those financial statements and reflect all adjustments (all of which are of a normal recurring nature, except those related to discontinued operations and business combinations) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements include the accounts of Allscripts, Inc. and its wholly owned subsidiaries (collectively referred to as "Allscripts"). All significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

2.       Recently Issued Accounting Standards

         In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides the SEC's views in applying generally accepted principles to selected revenue recognition issues. Adoption of SAB 101 is required in the fourth quarter of fiscal year 2000. Allscripts does not expect SAB 101 to have a material impact on Allscripts' consolidated results of operations or financial position.

3.       Sale of Common Stock

         On March 10, 2000, Allscripts completed a public offering of 1,452,000 shares of its common stock, at an offering price of $73 per share. The public offering resulted in gross proceeds of $105,996,000, $5,561,000 of which was applied to the underwriting discount and approximately $692,000 of which was applied to related offering expenses. The remaining net proceeds of approximately $99,743,000 were invested in interest-bearing, investment-grade securities.

         During February 2000, Allscripts sold IMS Health Incorporated 214,794 shares of Allscripts common stock for a purchase price of $10,000,000.

4.       Business Combinations

         On May 9, 2000, Allscripts acquired MasterChart, Inc., a software developer providing dictation, integration and patient record technology. In exchange for all of the outstanding common shares of MasterChart, Allscripts issued 1,617,873 shares of its common stock with a value of approximately $127,400,000 and paid cash of approximately $5,000,000. The business combination was accounted for using the purchase method of accounting and MasterChart's results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. Approximately $5,000,000 of the purchase price was allocated to the value of acquired in-process research and development that had no alternative future use and was charged against operations during the three months ended June 30, 2000. In addition, approximately $4,600,000 of the purchase price was allocated to acquired software and is being amortized on a straight-line basis over the software's estimated useful life. Tradenames and goodwill, totaling approximately $125,000,000, are being amortized on a straight-line basis over five years. Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired.

     On May 17, 2000, Allscripts acquired Medifor, Inc., a provider of Internet delivered patient education. In exchange for all of the outstanding common and preferred A and B shares of Medifor, Allscripts issued 935,858 shares of its common stock with a fair value of approximately $34,400,000. In addition, Allscripts issued 142,786 common stock options in replacement of Medifor common stock options with a fair value of approximately $4,200,000. The fair value of the replacement common stock options was estimated using the Black-Scholes model. The business combination was accounted for using the purchase method of accounting and Medifor's results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. Approximately $8,700,000 of the purchase price was allocated to the value of acquired in process research and development that had no alternative future use and charged against operations during the three months ended June 30, 2000. Tradenames and goodwill, totaling $30,300,000, are being amortized on a straight-line basis over five years. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

     Pursuant to the terms of the purchase agreements, certain shares of Allscripts' common stock were not delivered at the acquisition dates. It is anticipated that all undelivered shares will be delivered by December 31, 2000.

     The following unaudited pro forma consolidated statements of operations for the six months ended June 30, 1999 and 2000 assume the MasterChart and Medifor acquisitions had occurred on January 1 of each year after giving effect to purchase accounting adjustments. These pro forma financial statements have been prepared for comparative purposes only and do not purport to be indicative of what Allscripts' operating results would have been had the acquisitions actually taken place at the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated operating results. The pro forma information below excludes the impact of non-recurring charges related to an immediate expensing of acquired in-process research and development, as well as the impact of charges from stock-based compensation recognized by MasterChart in connection with the acquisition. The pro forma weighted average shares include 1,617,873 shares issued as consideration for the MasterChart acquisition and 935,858 shares issued as consideration for the Medifor acquisition as if they had been issued as of January 1 of each period presented.

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                  ------------------------------------------------
                                                                           1999                        2000
                                                                  ---------------------        -------------------
   (In thousands, except per share amounts)                                          (Unaudited)
Revenue                                                           $              13,920        $            23,983
Loss from continuing operations (including accretion and          $             (25,763)       $           (44,614)
  accrued dividends on preferred shares)
Net loss attributable to common stockholders                      $             (22,190)       $           (40,178)

Per share data - basic and diluted:
  Loss from continuing operations (including accretion            $               (2.30)       $             (1.58)
    and accrued dividends on preferred shares)
  Net loss attributable to common stockholders                    $               (1.98)       $             (1.42)

Weighted average shares of common stock outstanding
  used in computing basic and diluted loss per share                             11,221                     28,283


5.   Net Income (Loss) Per Share

     Allscripts accounts for net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average shares of outstanding common stock (including shares to be issued pursuant to business combinations). For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding (including shares to be issued pursuant to business combinations)and dilutive potential common stock.

     In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock, all outstanding convertible preferred shares on an if converted basis and contingent share payment obligations from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. Antidilutive potential common stock excluded from the diluted earnings per share computation were 10,245,131 and 2,417,646 shares at June 30, 1999 and 2000, respectively.

6.   Cash, Cash Equivalents and Marketable Securities

     Cash and cash equivalent balances consist of cash and highly liquid corporate debt securities with maturities at the time of purchase of less than
90 days.   Marketable securities include corporate debt instruments with maturities of greater than 90 days at the time of purchase.

     Current marketable securities include those with maturities of less than one year at the balance sheet date. Long term marketable securities have maturities of greater than one year at the balance sheet date.

7.   Contingencies

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

8.   Discontinued Operations

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

     Operating results from discontinued operations were as follows:

                                                                            Six Months Ended
                                                                                 June 30,
                                                                 -------------------------------------------
                                                                        1999                     2000
                                                                 -------------------      ------------------
                                                                                (In thousands)
                                                                                  (Unaudited)
Revenue                                                          $            14,292      $                -
Cost of revenue                                                               13,378                       -
                                                                 -------------------      ------------------
     Gross profit                                                                914                       -

Selling, general and administrative expenses                                     762                     (83)
Amortization of intangibles                                                      126                       -
                                                                 -------------------      ------------------

Operating income                                                                  26                      83
                                                                 -------------------      ------------------
Income from discontinued operations                              $                26      $               83
                                                                 ===================      ==================

     Included in revenue for the first six months of 1999 is $375,000 from Anthem, Inc., a related party.

     For the six months ended June 30, 1999 and 2000, Allscripts recognized a gain on the sale of this business of $3,547,000 and $4,353,000, respectively, which has been reported as a separate line item on the Condensed Consolidated Statements of Operations under the caption "Gain on sale of discontinued operations." The gain in 2000 represents final payment of contingent consideration related to the sale based upon certain pre-defined metrics which were achieved in 2000. The contingent consideration was received by Allscripts in May of 2000.

9.  Subsequent Event

    On July 13, 2000, Allscripts entered into a definitive agreement to acquire ChannelHealth Inc., a majority owned subsidiary of IDX Systems Corporation and a provider of Internet and point-of-care clinical applications. In consideration of the acquisition, Allscripts will issue approximately 8,600,000 shares of common stock. This acquisition, which will be accounted for as a purchase, is expected to close in the fourth quarter of 2000. Consumation of the acquisition is subject to regulatory approval and the approval of Allscripts' stockholders.

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


  Our shift in focus to physicians who require technology-based services to operate successfully in a managed care environment and away from physicians with a high percentage of fee-for-service patients is reflected in the composition of our revenue, as depicted in the following table:


                                                                (Unaudited)
                                                               Quarter Ended
                              -------------------------------------------------------------------------------
                                                    1999                                       2000
                              --------------------------------------------------      -----------------------
                              ---------    ---------     ----------    ---------      ---------     ---------
                              March 31,     June 30,      Sept. 30,     Dec. 31,      March 31,      June 30,
                              ---------    ---------     ----------    ---------      ---------     ---------
                                                          (In thousands)
Traditional revenue......       $5,235        $4,537         $4,035       $4,085         $4,443       $ 4,993
E-commerce revenue.......          793         1,855          2,940        4,106          5,204         7,623
                               -------    ----------    -----------    ---------      ---------     ---------
 Total revenue...........       $6,028        $6,392         $6,975       $8,191         $9,647       $12,616
                               =======    ==========    ===========    =========      =========     =========

     Traditional revenue includes all non-e-commerce revenue and is derived from the sale, through non-Internet channels, of prescription medications and other medical products to physicians who do not use our software. We expect traditional revenue to represent a decreasing percentage of total revenue in the future. E-commerce revenue is derived primarily from the sale of prescription medications over the Internet to physicians who use our software or who order products from us primarily over the Internet. E-commerce revenue also includes technology related revenue for software subscriptions, computer hardware sales and leases, transaction fees, e-detailing and related services. For the three months ended June 30, 2000, sales of prepackaged medications represented 58.0% of e-commerce revenue. For the three months ended June 30, 2000, 21.4% of e-commerce revenue represented medication sales over the Internet without the use of TouchScript ordering. While we expect a portion of future e-commerce revenue to continue to represent a shifting of traditional revenue, we anticipate that most of the future growth in e-commerce revenue will be generated by physician practice groups that are not currently our customers. Factors that we expect will attract future customers include an interest in physician dispensing, a desire to minimize financial risk imposed by managed care payers with respect to medications that they prescribe and concern about the potential liability associated with medication errors.

     We believe that managed care prescription programs will continue to cover an increasing percentage of patients in the foreseeable future. This trend will have the effect of reducing the dispensing opportunities of our traditional dispensing customers because of their inability to submit claims electronically for reimbursement by managed care payers. This reduction in dispensing opportunities will reduce the revenue that we have historically recognized from these customers. Additionally, managed care programs impose reduced reimbursement rates for the medications dispensed to their plan participants, thus providing us with a dollar margin per prescription dispensed that is lower than we have historically experienced. Because TouchScript enables physicians to submit claims electronically for reimbursement by managed care payers, a large portion of the medications dispensed by our TouchScript customers is dispensed to managed care patients. Accordingly, we expect that the fastest growing portion of our business will provide margins with respect to the sale of prepackaged medications that are lower than we have historically experienced. In addition, we expect that seasonal variances in demand for our products and services will continue. Historically, all other factors aside, our sales of prepackaged medications have been highest in the fall and winter months.

     To maintain our position in a rapidly changing and increasingly competitive marketplace, we expect to continue to increase the number of our sales, sales support, product development and customer service personnel significantly, and, accordingly, we expect our operating expenses to continue to increase at an accelerated pace. In addition, we expect to amortize unearned compensation expense of approximately $1,350,000 through December 31, 2003.

     In addition to medication management, we believe that there are other aspects of the physician's daily work flow that can be effectively addressed through technology-focused solutions. We have enhanced, and we intend to continue to enhance, our current offerings by integrating new products and services that address these needs. In furtherance of this strategy, in May 2000 we acquired MasterChart, Inc., a software developer providing dictation, integration and patient record technology, and Medifor, Inc., a provider of Internet-delivered patient education. See Note 4 of Notes to Condensed Consolidated Financial Statements. In connection with these acquisitions, we recorded goodwill and other intangible assets of approximately $159,900,000, $4,600,000 of which will be amortized to expense over two years, and the balance of which will be amortized to expense over five years. In addition, on July 13, 2000, we entered into a definitive agreement to acquire ChannelHealth, Inc. in exchange for approximately 8,600,000 shares of our common stock. See Note 9 of Notes to Condensed Consolidated Financial Statements. In connection with the ChannelHealth acquisition, which is expected to close in the fourth quarter of 2000, we expect to record goodwill and other intangible assets equal to a substantial portion of the purchase price. These intangible assets will be amortized to expense over their estimated economic life. We anticipate that there will be additional cash required to fund the operations of ChannelHealth.


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Total revenue for the three months ended June 30, 2000 increased by 97.4% or $6,224,000 from $6,392,000 in 1999 to $12,616,000 in 2000. E-commerce revenue increased by 310.9% or $5,768,000 from $1,855,000 in the second quarter of 1999 to $7,623,000 in the second quarter of 2000. Traditional revenue for the three months ended June 30, 2000 increased by 10.1% or $456,000 from $4,537,000 in 1999 to $4,993,000 in 2000.

     The increase in e-commerce revenue reflects increased installations and utilization of TouchScript, a conversion of traditional revenue as a result of traditional customers ordering products over the Internet, an increase in the dispensing percentage of brand drugs, which have a higher average selling price than their generic counterparts, revenue generated from the MasterChart and Medifor acquisitions, which closed in May, 2000, revenue generated from our e-detailing product and revenue generated by other information-related services. The increase in traditional revenue reflects an increase in new customers obtained through internal business generation and acquisition, general price inflation of brand medications, an increase in the dispensing percentage of brand drugs, which have a considerably higher average selling price than their generic counterparts, and traditional revenue generated by MedSmart, which was acquired in May 1999.

     Cost of revenue for the three months ended June 30, 2000 increased by 84.6% or $4,349,000 from $5,143,000 in 1999 to $9,492,000 in 2000 due to increased revenue, a greater percentage of revenue coming from higher cost brand medications, increased operating costs at sites where we manage the dispensary on behalf of the physician and increased depreciation expense due to increased volume of TouchScript system installations. For the three months ended June 30, 2000, cost of revenue as a percentage of total revenue decreased to 75.2% from 80.5% in the prior year period principally due to higher relative margin contributions from information related services, software licensing fees, our e-detailing product and our Medifor and Masterchart acquisitions. This percentage decrease was partially offset by a greater percentage of revenue coming from lower margin brand medications, increased operating costs at sites where we manage the dispensary on behalf of the physician and increased depreciation expense.

     Selling, general and administrative expenses for the three months ended June 30, 2000 increased by 136.0% or $6,194,000 from $4,554,000 in 1999 to
$10,748,000 in 2000 due primarily to additional spending for sales support personnel and related expenses needed to sell, implement and support TouchScript installations, other corporate expenses, general and administrative expenses related to MedSmart, MasterChart and Medifor operations that were acquired during May 1999 and May 2000, and additional spending for TouchScript and Internet product development personnel and related support expenses. As a result, selling, general and administrative expenses as a percentage of total revenue increased to 85.2% for the three months ended June 30, 2000 from 71.2% of total revenue in the prior year period.

     Amortization of intangibles for the three months ended June 30, 2000 increased by 3,010.3% or $5,268,000 from $175,000 in 1999 to $5,443,000 in 2000.
The increase in amortization relates primarily to the amortization of goodwill and other intangibles recorded in the MasterChart and Medifor acquisitions, which were completed in May 2000, as well as the amortization of goodwill and other intangibles recorded in the MedSmart acquisition, which was completed in May 1999, and the Shopping@Home acquisition, which was completed in June 1999. For the three months ended June 30, 2000, we recorded an expense for the immediate write-off of acquired in-process research and development related to the Medifor and MasterChart acquisitions in the amount of $13,729,000.

     Net interest income for the three months ended June 30, 2000 was $2,272,000 as compared to net interest expense of $91,000 for the prior year period. The change relates to interest earned on the investment of net proceeds from our initial public offering in July 1999 and our public offering in March 2000, as well as the repayment of borrowings under our revolving credit facility with our commercial bank in July 1999.

     We have recorded no provision or benefit for income taxes during the three months ended June 30, 2000 because we currently anticipate that the annual effective income tax rate will be minimal or zero, and we have fully reserved all of our deferred tax assets.

     The operating results of our pharmacy benefit management business, which we sold in March 1999, have been segregated from continuing operations and reported as a separate line item on the Condensed Consolidated Statements of Operations under the caption "Income from discontinued operations." Additionally, the gain we recognized from the sale of this business has been reported as a separate line item under the caption "Gain from sale of discontinued operations." The gain recorded during the first six months of 2000 represents final payment of contingent consideration related to the sale based upon certain pre-defined metrics, which were achieved in 2000. Allscripts received the contingent consideration in May 2000.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Total revenue for the six months ended June 30, 2000 increased by 79.3% or $9,843,000 from $12,420,000 in 1999 to $22,263,000 in 2000. E-commerce revenue increased by 384.4% or $10,179,000 from $2,648,000 for the six months ended June 30, 1999 to $12,827,000 for the same period of 2000. Traditional revenue for the six months ended June 30, 2000 decreased by 3.4% or $336,000 from $9,772,000 in 1999 to $9,436,000 in 2000.

     The increase in e-commerce revenue reflects increased installations and utilization of TouchScript, a conversion of traditional revenue as a result of traditional customers ordering products over the Internet, an increase in the dispensing percentage of brand drugs, which have a higher average selling price than their generic counterparts, revenue generated from our e-detailing product, revenue generated by our Medifor and Masterchart acquisitions and other information related services. The decrease in traditional revenue reflects a conversion of traditional revenue to e-commerce, as outlined above, offset partially by general price inflation of brand medications, an increase in the dispensing percentage of brand drugs, which have a considerably higher average selling price than their generic counterparts, increased sales of pre-packaged medications to new customers and traditional revenue generated by MedSmart, which was acquired in May 1999.

     Cost of revenue for the six months ended June 30, 2000 increased by 76.0% or $7,381,000 from $9,708,000 in 1999 to $17,089,000 in 2000 due to increased revenue, a greater percentage of revenue coming from higher cost brand medications, increased operating costs at sites where we manage the dispensary on behalf of the physician and increased depreciation expense due to increased volume of technology sites, increased costs of technical support. For the six months ended June 30, 2000, cost of revenue as a percentage of total revenue decreased from 78.2% in the prior year period to 76.8% principally due to higher relative margin contributions from software license fees, our e-detailing product, other information related service revenues and from our Medifor and Masterchart acquisitions. This percentage decrease was partially offset by a greater percentage of revenue coming from lower margin brand meditations, increased operating costs at sites where we manage the dispensary on behalf of the physician, increased depreciation expense and increased costs of technical support.

     Selling, general and administrative expenses for the six months ended June 30, 2000 increased by 143.0% or $11,589,000 from $8,104,000 in 1999 to
$19,693,000 in 2000 due primarily to additional spending for sales support personnel and related expenses needed to sell, implement and support TouchScript installations, expenses related to MedSmart, MasterChart and Medifor operations that were acquired during May 1999 and May 2000, other corporate expenses, additional spending for product development personnel and related support expenses and a non-cash charge related to stock options issued to non-employees. As a result, selling, general and administrative expenses as a percentage of total revenue increased to 88.5% for the six months ended June 30, 2000 from 65.2% of total revenue in the prior year period.

     Amortization of intangibles for the six months ended June 30, 2000 increased by 2,145.1% or $5,749,000 from $268,000 in 1999 to $6,017,000 in 2000.
The increase in amortization relates to the amortization of goodwill and other intangibles recorded in the MasterChart and Medifor acquisitions, which were completed in May 2000, as well as the amortization of goodwill and other intangibles recorded in the MedSmart acquisition, which was completed in May 1999, and the Shopping@Home acquisition, which was completed in June 1999. For the six months ended June 30, 2000, we recorded an expense for the immediate write-off of acquired in-process research and development related to the Medifor and MasterChart acquisitions in the amount of $13,729,000.

     Net interest income for the six months ended June 30, 2000 was $3,455,000 as compared to net interest expense of $200,000 for the prior year period. The change relates to interest earned on the investment of net proceeds from our initial public offering in July 1999 and our public offering in March 2000, as well as the repayment of borrowings under our revolving credit facility with our commercial bank in July 1999.

     We have recorded no provision or benefit for income taxes during the six months ended June 30, 2000 because we currently anticipate that the annual effective income tax rate will be minimal or zero, and we have fully reserved all of our deferred tax assets.

     The operating results of our pharmacy benefit management business, which we sold in March 1999, have been segregated from continuing operations and reported as a separate line item on the Condensed Consolidated Statements of Operations under the caption "Income from discontinued operations." Additionally, the gain we recognized from the sale of this business has been reported as a separate line item under the caption "Gain from sale of discontinued operations." The gain for the six months ended June 30, 2000 represents final payment of contingent consideration related to the sale based upon certain pre-defined metrics, which were achieved in March 2000. Allscripts received the contingent consideration in May 2000.

Liquidity and Capital Resources

     At June 30, 2000, our principal sources of liquidity consisted of $83,243,000 of cash and cash equivalents and $56,050,000 of marketable securities.

     Net cash used in operating activities increased by $8,379,000 to $10,987,000 for the six months ended June 30, 2000, compared to $2,608,000 for the six months ended June 30, 1999, primarily due to an increase in operating losses. Depreciation and amortization increased by $6,463,000 to $7,210,000 for the six months ended June 30, 2000 compared to $747,000 for the six months ended June 30, 1999 due primarily to amortization expenses related to recent acquisitions. Accounts receivable, net of allowances, increased $3,494,000 in the six months ended June 30, 2000 versus a decrease of $6,034,000 in the same period last year, primarily due to increased sales volume in 2000 and the sale of the pharmacy benefit management business in March 1999. Interest receivable increased $796,000 in the six months ended June 30, 2000 from zero in the same period last year due to interest receivable on cash equivalents and marketable securities. Accounts payable increased $1,203,000 in the six months ended June 30, 2000 versus a decrease of $2,402,000 in the same period last year, primarily due to the sale of the pharmacy benefit management business in March 1999. Allscripts also incurred non-cash charges of $742,000 and $13,729,000 in the first and second quarter of 2000, respectively. The first quarter charge relates to warrants issued to non-employees and the second quarter charge relates to the write-off of in-process research and development costs.

     Net cash used in investing activities increased to $54,334,000 in the six months ended June 30, 2000 from net cash generated from investing activities of $6,828,000 in the first six months of 1999, primarily as a result of the net purchases of marketable securities of $40,775,000 in the first six months of 2000. In addition, net cash used for acquisitions increased to $12,674,000 in the first six months of 2000 from zero in the prior year period. Capital expenditures were $4,238,000 for the six months ended June 30, 2000 compared to $694,000 for the same period in 1999. The increased level of expenditures in 2000 relates to facility expansion and improvements, TouchScript computer systems and increases in capital outlays to accommodate new employees.

Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the ordinary course of business.

     Net cash provided by financing activities increased to $108,003,000 for the six months ended June 30, 2000 compared to $9,000 for the six months ended June 30, 1999, primarily due to the receipt of net proceeds of $99,743,000 from the public offering of our common stock and $10,000,000 related to a private placement of common stock. Both occurred in March 2000.

     On March 10, 2000, Allscripts completed a public offering of 1,452,000 shares of its common stock, at an initial public offering price of $73 per share. The public offering resulted in gross proceeds of $105,996,000, $5,561,000 of which was applied to the underwriting discount and approximately $692,000 of which was applied to related offering expenses. The remaining net proceeds of approximately $99,743,000 were invested in interest-bearing, investment-grade securities.

     We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet the anticipated cash needs of our current business for the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in the amounts or on terms acceptable to us, if at all.

Recently Issued Accounting Pronouncements

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides the SEC's views in applying generally accepted principles to selected revenue recognition issues. Adoption of SAB 101 is required in the fourth quarter of fiscal year 2000. We do not expect SAB 101 to have a material impact on our consolidated results of operations or financial position.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

     As of June 30, 2000, we did not own any derivative financial instruments but we were exposed to market risks, primarily changes in U.S. interest rates. We maintain a significant portion of our cash, cash equivalents and marketable securities in financial instruments with maturities ranging from less than one month to approximately 12 years, with the majority being less than one year. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Nevertheless, because these financial instruments have relatively short durations, on average, an increase in interest rates would not have a significant effect on our financial condition or results of operations.


PART II.  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.

     On May 9, 2000 Allscripts issued an aggregate of 1,617,873 shares of its common stock in exchange for all of the outstanding common shares of MasterChart, Inc. Exemption from registration is claimed pursuant to Section 4(2) of the Securities Act of 1933, no public sale having been involved.

     On May 17, 2000, Allscripts issued an aggregate of 935,858 shares of its common stock and issued 142,786 replacement common stock options in exchange for all of the outstanding common and preferred A and B shares of Medifor, Inc. Exemption from registration is claimed pursuant to Section 4(2) of the Securities Act of 1933, no public sale having been involved.


Item 4.    Submission of Matters to a Vote of Security Holders.

     At Allscripts' Annual Meeting of Stockholders held on May 10, 2000, the stockholders (1) elected Philip D. Green, L. Ben Lytle and Edward M. Philip as directors of Allscripts to hold office until the 2003 annual meeting of stockholders (subject to the election and qualification of their successors or their earlier death, resignation or removal); (2) approved the amendment of our Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 150,000,000; and (3) approved the amendment of our Amended and Restated 1993 Stock Incentive Plan to increase the number of shares that may be issued under the Plan by 3,000,000. The votes were as follows:

                                                     Votes for       Votes against       Withheld/Abstain
(1)  Election of directors:

     Philip D. Green                                19,204,815              -                      76,447
     L. Ben Lytle                                   19,204,815              -                      76,447
     Edward M. Philip                               19,277,215              -                       4,047

(2)  Approval of amendment of
     Certificate of Incorporation                   18,811,465            469,247                     550

(3)  Approval of amendment of the
     Amended and Restated 1993 Stock                12,375,503          6,903,874                   1,885
     Incentive Plan

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits - See Index to Exhibits.

          (b)  Reports on Form 8-K.
               A report on Form 8-K dated May 24, 2000 was filed by Allscripts in connection with the announcement of the merger with MasterChart, Inc.

               A report on Form 8-K dated May 31, 2000 was filed by Allscripts in connection with the announcement of the merger with Medifor, Inc.

               A report on Form 8-K/A dated July 24, 2000 (which amends the report on Form 8-K dated May 24, 2000) was filed by Allscripts to provide pro forma financial information in connection with the merger with MasterChart, Inc.

               A report on Form 8-K/A dated July 25, 2000 (which amends the report on Form 8-K/A dated July 24, 2000) was filed by Allscripts to amend certain pro forma financial information in connection with the merger with MasterChart, Inc.

               A report on Form 8-K/A dated July 25, 2000 (which amends the report on Form 8-K dated May 31, 2000) was filed by Allscripts to provide pro forma financial information in connection with the merger with Medifor, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 11, 2000                ALLSCRIPTS, INC.
                                      (Registrant)

                                      By:  /s/ David B. Mullen
                                           --------------------------------
                                           David B. Mullen
                                           President and Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit   Description
-------   -----------

2.1* Agreement and Plan of Merger, dated as of March 13, 2000, among the Registrant, MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.

2.2* Amendment No. 1 to Agreement and Plan of Merger, dated as of May 9, 2000, by and among the Registrant, MC Acquisition Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc.

2.3** Agreement and Plan of Merger, dated as of April 12, 2000, among the Registrant, WebDoc Acquisition Corp., Medifor, Inc. and certain shareholders of Medifor, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.

3.1       Amended and Restated Certificate of Incorporation, as amended May 18,
          2000.

10.1      Amended and Restated 1993 Stock Incentive Plan, as amended May 10,
          2000.

10.2* Registration Rights Agreement dated as of May 9, 2000 by and among the Registrant and certain shareholders of MasterChart, Inc.

10.3** Registration Rights Agreement dated as of May 17, 2000 by and among the Registrant and certain shareholders of Medifor, Inc.

10.4 Employment Agreement dated as of April 5, 2000 by and between the Registrant and Lee A. Shapiro.

27.1      Financial Data Schedule.

________________

* Incorporated herein by reference from the Registrant's Current Report on Form 8-K dated May 24, 2000.
** Incorporated hereby by reference from the Registrant's Current Report on Form 8-K dated May 31, 2000.