Form 10-Q/A
period 2000-06-30
ALLSCRIPTS INC /IL
filed 2000-10-27
CIK 1061377

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                 FORM 10-Q/A-1

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

                               ----------------

                                 (847) 680-3515
              (Registrant's telephone number, including area code)

                               ----------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                ALLSCRIPTS, INC.

                                 FORM 10-Q/A-1

                                     INDEX

                                                                            Page
                                                                            ----
Note Regarding Amended 10-Q................................................   1

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements.............................................   2

    Condensed Consolidated Balance Sheets At December 31, 1999 and June 30,
     2000..................................................................   2

    Condensed Consolidated Statements of Operations For the three and six
     months ended June 30, 1999 and 2000...................................   3

    Condensed Consolidated Statements of Cash Flows For the six months
     ended June 30, 1999 and 2000..........................................   4

    Notes to Condensed Consolidated Financial Statements...................   5

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................   9

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.................................  14

  SIGNATURES...............................................................  15

                       NOTE REGARDING AMENDED 10-Q

   We are making this filing to revise our financial statements as noted below. During the quarter ended June 30, 2000, we recognized $500,000 in revenue for services provided to IMS Health Incorporated based upon the delivery of data services to IMS. Subsequently, we determined that revenue recognition was not appropriate due to certain ambiguities with respect to the understanding between the parties and the related documentation. Accordingly, previously reported revenues for the second quarter of 2000 have been revised from $12,616,000 to $12,116,000, and previously reported revenues for the first six months of 2000 have been revised from $22,263,000 to $21,763,000. The revisions increased our net loss for the second quarter from $24,331,000 to $24,831,000 and net loss for the first six months of 2000 from $26,374,000 to $26,874,000.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                       December 31,  June 30,
                                                           1999        2000
                                                       ------------ -----------
                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...........................   $ 40,561    $ 83,243
  Marketable securities...............................     15,049      30,917
  Accounts receivable, net of allowances of $3,743 in
   1999 and $3,735 in 2000............................      5,126       9,233
  Interest receivable.................................        340       1,136
  Inventories.........................................      3,585       4,335
  Prepaid expenses and other current assets...........        786       1,787
                                                         --------    --------
    Total current assets..............................     65,447     130,651
Long-term marketable securities.......................        --       25,133
Fixed assets, net.....................................      4,940       8,898
Intangible assets, net................................      3,575     167,913
Other assets..........................................         52       1,047
                                                         --------    --------
    Total assets......................................   $ 74,014    $333,642
                                                         ========    ========
LIABILITIES
Current liabilities:
  Accounts payable....................................   $  4,352    $  6,005
  Accrued expenses....................................      1,664       4,941
  Deferred revenue....................................        575       1,887
                                                         --------    --------
    Total current liabilities.........................      6,591      12,833
Long-term debt........................................         59         --
                                                         --------    --------
    Total liabilities.................................      6,650      12,833
                                                         --------    --------
STOCKHOLDERS' EQUITY
Preferred shares:
  Undesignated, $0.01 par value, 1,000,000 shares
   authorized, no shares issued and outstanding at
   December 31, 1999 and June 30, 2000................        --          --
Common shares:
  $0.01 par value, 75,000,000 shares authorized,
   24,221,537 shares issued, 24,187,072 shares
   outstanding at December 31, 1999; 150,000,000
   shares authorized, 27,931,081 shares issued,
   27,896,616 shares outstanding at June 30, 2000.....        242         280
  1,439,691 shares to be issued pursuant to business
   combinations.......................................        --           14
Unearned compensation.................................     (1,632)     (1,350)
Additional paid-in capital............................    130,830     410,815
Treasury stock at cost; 34,465 common shares at
 December 31, 1999 and June 30, 2000..................        (68)        (68)
Accumulated deficit...................................    (62,008)    (88,882)
                                                         --------    --------
    Total stockholders' equity........................     67,364     320,809
                                                         --------    --------
    Total liabilities and stockholders' equity........   $ 74,014    $333,642
                                                         ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ALLSCRIPTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                           Three Months     Six Months Ended
                                          Ended June 30,        June 30,
                                         -----------------  ------------------
                                          1999      2000      1999      2000
                                         -------  --------  --------  --------
                                           (Unaudited)         (Unaudited)
Revenue................................  $ 6,392  $ 12,116  $ 12,420  $ 21,763
Cost of revenue........................    5,143     9,492     9,708    17,089
                                         -------  --------  --------  --------
    Gross profit.......................    1,249     2,624     2,712     4,674
Selling, general and administrative
 expenses..............................    4,554    10,748     8,104    19,693
Amortization of intangibles............      175     5,443       268     6,017
Write-off of acquired in-process
 research and development..............      --     13,729       --     13,729
                                         -------  --------  --------  --------
    Loss from operations...............   (3,480)  (27,296)   (5,660)  (34,765)
Interest income (expense), net.........      (91)    2,272      (200)    3,455
                                         -------  --------  --------  --------
Loss from continuing operations........   (3,571)  (25,024)   (5,860)  (31,310)
Income from discontinued operations....      --        --         26        83
Gain from sale of discontinued
 operations............................      --        193     3,547     4,353
                                         -------  --------  --------  --------
Net loss...............................   (3,571)  (24,831)   (2,287)  (26,874)
Accretion of mandatory redemption value
 of preferred shares and accrued
 dividends on preferred shares.........     (699)      --     (1,398)      --
                                         -------  --------  --------  --------
    Net loss attributable to common
     stockholders......................  $(4,270) $(24,831) $ (3,685) $(26,874)
                                         =======  ========  ========  ========
Per share data-basic and diluted:
  Continuing operations (including
   accretion and accrued dividends on
   preferred shares)...................  $ (0.48) $  (0.90) $  (0.84) $  (1.19)
  Discontinued operations..............      --       0.01      0.41      0.17
                                         -------  --------  --------  --------
    Net loss attributable to common
     stockholders......................  $ (0.48) $  (0.89) $  (0.43) $  (1.02)
                                         =======  ========  ========  ========
Weighted average shares of common stock
 outstanding used in computing per
 share data-basic and diluted..........    8,859    27,931     8,667    26,432
                                         =======  ========  ========  ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                            Six Months Ended
                                                                June 30,
                                                           -------------------
                                                             1999      2000
                                                           --------  ---------
                                                              (Unaudited)
Cash flows from operating activities:
  Net loss                                                 $ (2,287) $ (26,874)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization.........................      747      7,210
    Gain on sale of discontinued operations...............   (3,547)    (4,353)
    Write-off of acquired in-process research and
     development..........................................      --      13,729
    Non-cash compensation expense-employees...............      271        282
    Non-cash expense-non-employees........................      --         742
    Changes in operating assets and liabilities:..........
      Decrease (increase) in accounts receivable, net.....    6,034     (2,994)
      Increase in interest receivable.....................      --        (796)
      Increase in inventories.............................     (692)      (570)
      Increase in prepaid expenses and other assets.......     (249)      (935)
      (Decrease) increase in accounts payable.............   (2,402)     1,203
      (Decrease) increase in accrued and other current
       liabilities........................................     (483)     2,369
                                                           --------  ---------
        Net cash used in operating activities.............   (2,608)   (10,987)
                                                           --------  ---------
Cash flows from investing activities:
  Capital expenditures....................................     (694)    (4,238)
  Purchases of marketable securities......................      --     (53,699)
  Proceeds from sale of marketable securities.............      --      12,924
  Proceeds from sale of discontinued operations...........    7,473      4,353
  Cash used for acquisitions, net of acquired cash........       49    (12,674)
  Purchase of investment..................................      --      (1,000)
                                                           --------  ---------
        Net cash provided by (used in) investing
         activities.......................................    6,828    (54,334)
                                                           --------  ---------
Cash flows from financing activities:
  Proceeds from exercise of common stock options..........      109        570
  Proceeds from public offering...........................      --      99,743
  Cash received from sale of common stock.................      --      10,000
  Borrowings under line of credit.........................    1,400        --
  Payments under line of credit...........................   (1,500)    (2,251)
  Payments on long-term debt..............................      --         (59)
                                                           --------  ---------
        Net cash provided by financing activities.........        9    108,003
                                                           --------  ---------
Net increase in cash and cash equivalents.................    4,229     42,682
Cash and cash equivalents, beginning of period............      718     40,561
                                                           --------  ---------
Cash and cash equivalents, end of period.................. $  4,947  $  83,243
                                                           ========  =========

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

2. Revisions to Previously Issued Financial Statements

   During the quarter ended June 30, 2000, Allscripts recognized $500,000 in revenue for services provided to IMS Health Incorporated based upon the delivery of data services to IMS. Subsequently, Allscripts determined that revenue recognition was not appropriate due to certain ambiguities with respect to the understanding between the parties and the related documentation. Accordingly, previously reported revenues for the second quarter of 2000 have been revised from $12,616,000 to $12,116,000, and previously reported revenues for the first six months of 2000 have been revised from $22,263,000 to $21,763,000. The revisions increased Allscripts' net loss for the second quarter from $24,331,000 to $24,831,000 and net loss for the first six months of 2000 from $26,374,000 to $26,874,000.

3. Recently Issued Accounting Standards

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

4. Sale of Common Stock

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

5. Business Combinations

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

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                                                               (Unaudited)
                                                             (In thousands,
                                                            except per share
                                                                amounts)
      Revenue.............................................. $ 13,920  $ 23,483
      Loss from continuing operations (including accretion
       and accrued dividends on preferred shares).......... $(25,763) $(45,114)
      Net loss attributable to common stockholders......... $(22,190) $(40,678)
      Per share data--basic and diluted:
        Loss from continuing operations (including
         accretion and accrued dividends on preferred
         shares)........................................... $  (2.30) $  (1.60)
        Net loss attributable to common stockholders....... $  (1.98) $  (1.44)
      Weighted average shares of common stock outstanding
       used in computing basic and diluted loss per share..   11,221    28,283

6. Net Income (Loss) Per Share

   Allscripts accounts for net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average shares of outstanding common stock (including shares to be issued pursuant to business combinations). For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding (including shares to be issued pursuant to business combinations) and dilutive potential common stock.

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

7. Cash, Cash Equivalents and Marketable Securities

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

   Operating results from discontinued operations were as follows:

                                                                   Six Months
                                                                      Ended
                                                                    June 30,
                                                                  -------------
                                                                   1999   2000
                                                                  ------- -----
                                                                       (In
                                                                   thousands)
                                                                   (Unaudited)
      Revenue.................................................... $14,292 $ --
      Cost of revenue............................................  13,378   --
                                                                  ------- -----
        Gross profit.............................................     914   --
      Selling, general and administrative expenses...............     762   (83)
      Amortization of intangibles................................     126   --
                                                                  ------- -----
      Operating income...........................................      26    83
                                                                  ------- -----
      Income from discontinued operations........................ $    26 $  83
                                                                  ======= =====

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

10. Subsequent Event

   On July 13, 2000, Allscripts entered into a definitive agreement to acquire ChannelHealth Inc., a majority owned subsidiary of IDX Systems Corporation and a provider of Internet and point-of-care clinical applications. In consideration of the acquisition, Allscripts will issue approximately 8,600,000 shares of common stock. This acquisition will be accounted for as a purchase. Consummation of the acquisition is subject to regulatory approval and the approval of Allscripts' stockholders.

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

   Our shift in focus to physicians who require technology-based services to operate successfully in a managed care environment and away from physicians with a high percentage of fee-for-service patients is reflected in the composition of our revenue, as depicted in the following table:

                                                   Quarter Ended
                               -----------------------------------------------------
                                              1999                       2000
                               ----------------------------------- -----------------
                                                             Dec.             June
                               March 31, June 30, Sept. 30,  31,   March 31,   30,
                               --------- -------- --------- ------ --------- -------
                                                    (Unaudited)
                                                  (In thousands)
      Traditional revenue.....  $5,235    $4,537   $4,035   $4,085  $4,443   $ 4,993
      E-commerce revenue......     793     1,855    2,940    4,106   5,204     7,123
                                ------    ------   ------   ------  ------   -------
          Total revenue.......  $6,028    $6,392   $6,975   $8,191  $9,647   $12,116
                                ======    ======   ======   ======  ======   =======

   Traditional revenue includes all non-e-commerce revenue and is derived from the sale, through non-Internet channels, of prescription medications and other medical products to physicians who do not use our software. We expect traditional revenue to represent a decreasing percentage of total revenue in the future. E-commerce revenue is derived primarily from the sale of prescription medications over the Internet to physicians who use our software or who order products from us primarily over the Internet. E-commerce revenue also includes technology related revenue for software subscriptions, computer hardware sales and leases, transaction fees, e-detailing and related services. For the three months ended June 30, 2000, sales of prepackaged medications represented 63.3% of e-commerce revenue. For the three months ended June 30, 2000, 22.9% of e-commerce revenue represented medication sales over the Internet without the use of TouchScript ordering. While we expect a portion of future e-commerce revenue to continue to represent a shifting of traditional revenue, we anticipate that most of the future growth in e-commerce revenue will be generated by physician practice groups that are not currently our customers. Factors that we expect will attract future customers include an interest in physician dispensing, a desire to minimize financial risk imposed by managed care payers with respect to medications that they prescribe and concern about the potential liability associated with medication errors.

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

   In addition to medication management, we believe that there are other aspects of the physician's daily work flow that can be effectively addressed through technology-focused solutions. We have enhanced, and we intend to continue to enhance, our current offerings by integrating new products and services that address these needs. In furtherance of this strategy, in May 2000 we acquired MasterChart, Inc., a software developer providing dictation, integration and patient record technology, and Medifor, Inc., a provider of Internet-delivered patient education. See Note 5 of Notes to Condensed Consolidated Financial Statements. In connection with these acquisitions, we recorded goodwill and other intangible assets of approximately $159,900,000, $4,600,000 of which will be amortized to expense over two years, and the balance of which will be amortized to expense over five years. In addition, on July 13, 2000, we entered into a definitive agreement to acquire ChannelHealth, Inc. in exchange for approximately 8,600,000 shares of our common stock. See Note 10 of Notes to Condensed Consolidated Financial Statements. In connection with the ChannelHealth acquisition, which is expected to close in the fourth quarter of 2000, we expect to record goodwill and other intangible assets equal to a substantial portion of the purchase price. These intangible assets will be amortized to expense over their estimated economic life. We anticipate that there will be additional cash required to fund the operations of ChannelHealth.

 Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

   Total revenue for the three months ended June 30, 2000 increased by 89.5% or $5,724,000 from $6,392,000 in 1999 to $12,116,000 in 2000. E-commerce revenue increased by 284.0% or $5,268,000 from $1,855,000 in the second quarter of 1999 to $7,123,000 in the second quarter of 2000. Traditional revenue for the three months ended June 30, 2000 increased by 10.1% or $456,000 from $4,537,000 in 1999 to $4,993,000 in 2000.

   The increase in e-commerce revenue reflects increased installations and utilization of TouchScript, a conversion of traditional revenue as a result of traditional customers ordering products over the Internet, an increase in the dispensing percentage of brand drugs, which have a higher average selling price than their generic counterparts, revenue generated from the MasterChart and Medifor acquisitions, which closed in May, 2000, revenue generated from our e-detailing product. The increase in traditional revenue reflects an increase in new customers obtained through internal business generation and acquisition, general price inflation of brand medications, an increase in the dispensing percentage of brand drugs, which have a considerably higher average selling price than their generic counterparts, and traditional revenue generated by MedSmart, which was acquired in May 1999.

   Cost of revenue for the three months ended June 30, 2000 increased by 84.6% or $4,349,000 from $5,143,000 in 1999 to $9,492,000 in 2000 due to increased revenue, a greater percentage of revenue coming from higher cost brand medications, increased operating costs at sites where we manage the dispensary on behalf of the physician and increased depreciation expense due to increased volume of TouchScript system installations. For the three months ended June 30, 2000, cost of revenue as a percentage of total revenue decreased to 78.3% from 80.5% in the prior year period principally due to higher relative margin contributions from software licensing fees, our e-detailing product and our Medifor and Masterchart acquisitions. This percentage decrease was partially offset by a greater percentage of revenue coming from lower margin brand medications, increased operating costs at sites where we manage the dispensary on behalf of the physician and increased depreciation expense.

   Selling, general and administrative expenses for the three months ended June 30, 2000 increased by 136.0% or $6,194,000 from $4,554,000 in 1999 to
$10,748,000 in 2000 due primarily to additional spending for sales support personnel and related expenses needed to sell, implement and support TouchScript installations, other corporate expenses, general and administrative expenses related to MedSmart, MasterChart and Medifor operations that were acquired during May 1999 and May 2000, and additional spending for TouchScript and Internet product development personnel and related support expenses. As a result, selling, general and administrative expenses as a percentage of total revenue increased to 88.7% for the three months ended June 30, 2000 from 71.2% of total revenue in the prior year period.

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

 Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

   Total revenue for the six months ended June 30, 2000 increased by 75.2% or $9,343,000 from $12,420,000 in 1999 to $21,763,000 in 2000. E-commerce revenue increased by 365.5% or $9,679,000 from $2,648,000 for the six months ended June 30, 1999 to $12,327,000 for the same period of 2000. Traditional revenue for the six months ended June 30, 2000 decreased by 3.4% or $336,000 from $9,772,000 in 1999 to $9,436,000 in 2000.

   The increase in e-commerce revenue reflects increased installations and utilization of TouchScript, a conversion of traditional revenue as a result of traditional customers ordering products over the Internet, an increase in the dispensing percentage of brand drugs, which have a higher average selling price than their generic counterparts, revenue generated from our e-detailing product and revenue generated by our Medifor and Masterchart acquisitions. The decrease in traditional revenue reflects a conversion of traditional revenue to e-commerce, as outlined above, offset partially by general price inflation of brand medications, an increase in the dispensing percentage of brand drugs, which have a considerably higher average selling price than their generic counterparts, increased sales of pre-packaged medications to new customers and traditional revenue generated by MedSmart, which was acquired in May 1999.

   Cost of revenue for the six months ended June 30, 2000 increased by 76.0% or $7,381,000 from $9,708,000 in 1999 to $17,089,000 in 2000 due to increased revenue, a greater percentage of revenue coming from higher cost brand medications, increased operating costs at sites where we manage the dispensary on behalf of the physician and increased depreciation expense due to increased volume of technology sites, increased costs of technical support. For the six months ended June 30, 2000, cost of revenue as a percentage of total revenue increased from 78.2% in the prior year period to 78.5% principally due to a greater percentage of revenue coming from lower margin brand medications, increased operating costs at sites where we manage the dispensary on behalf of the physician, increased depreciation expense and increased costs of technical support. This percentage increase was partially offset by higher relative margin contributions from software license fees, our e-detailing product and from our Medifor and Masterchart acquisitions.

   Selling, general and administrative expenses for the six months ended June 30, 2000 increased by 143.0% or $11,589,000 from $8,104,000 in 1999 to
$19,693,000 in 2000 due primarily to additional spending for sales support personnel and related expenses needed to sell, implement and support TouchScript installations, expenses related to MedSmart, MasterChart and Medifor operations that were acquired during May 1999 and May 2000, other corporate expenses, additional spending for product development personnel and related support expenses and a non-cash charge related to stock options issued to non-employees. As a result, selling, general and administrative expenses as a percentage of total revenue increased to 90.5% for the six months ended June 30, 2000 from 65.2% of total revenue in the prior year period.

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

   Net cash used in operating activities increased by $8,379,000 to $10,987,000 for the six months ended June 30, 2000, compared to $2,608,000 for the six months ended June 30, 1999, primarily due to an increase in operating losses. Depreciation and amortization increased by $6,463,000 to $7,210,000 for the six months ended June 30, 2000 compared to $747,000 for the six months ended June 30, 1999 due primarily to amortization expenses related to recent acquisitions. Accounts receivable, net of allowances, increased $2,994,000 in the six months ended June 30, 2000 versus a decrease of $6,034,000 in the same period last year, primarily due to increased sales volume in 2000 and the sale of the pharmacy benefit management business in March 1999. Interest receivable increased $796,000 in the six months ended June 30, 2000 from zero in the same period last year due to interest receivable on cash equivalents and marketable securities. Accounts payable increased $1,203,000 in the six months ended June 30, 2000 versus a decrease of $2,402,000 in the same period last year, primarily due to the sale of the pharmacy benefit management business in March 1999. Allscripts also incurred non-cash charges of $742,000 and $13,729,000 in the first and second quarter of 2000, respectively. The first quarter charge relates to warrants issued to non-employees and the second quarter charge relates to the write-off of in-process research and development costs.

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

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits--See Index to Exhibits.

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

                                          Allscripts, Inc.
                                           (Registrant)

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

Date: October 26, 2000

                               INDEX TO EXHIBITS

  Exhibit  Description
  -------  -----------

  2.1* Agreement and Plan of Merger, dated as of March 13, 2000, among the Registrant, MC Acquisition Corp., MasterChart, Inc.
           and certain shareholders of MasterChart, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.
  2.2*     Amendment No. 1 to Agreement and Plan of Merger, dated as of
           May 9, 2000, by and among the Registrant, MC Acquisition
           Corp., MasterChart, Inc. and certain shareholders of MasterChart, Inc.
  2.3** Agreement and Plan of Merger, dated as of April 12, 2000, among the Registrant, WebDoc Acquisition Corp., Medifor, Inc.
           and certain shareholders of Medifor, Inc., together with a list of exhibits and schedules thereto. Such exhibits and schedules are not filed, but the Registrant undertakes to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.
  3.1***   Amended and Restated Certificate of Incorporation, as amended
           May 18, 2000.
 10.1***   Amended and Restated 1993 Stock Incentive Plan, as amended May
           10, 2000.
 10.2* Registration Rights Agreement dated as of May 9, 2000 by and among the Registrant and certain shareholders of MasterChart, Inc.
 10.3** Registration Rights Agreement dated as of May 17, 2000 by and among the Registrant and certain shareholders of Medifor, Inc.
 10.4*** Employment Agreement dated as of April 5, 2000 by and between the Registrant and Lee A. Shapiro.
 10.5 Strategic Alliance Agreement dated February 16, 2000 by and between the Registrant and IMS Health Incorporated.
 27.1      Financial Data Schedule.

--------
   * Incorporated herein by reference from the Registrant's Current Report on Form 8-K dated May 24, 2000.
  ** Incorporated hereby by reference from the Registrant's Current Report on Form 8-K dated May 31, 2000.

 *** Filed on August 14, 2000 as part of this Quarterly Report on Form 10-Q.