Form 10-Q
period 2000-09-30
ALLSCRIPTS INC /IL
filed 2000-11-14
CIK 1061377

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 000-26537

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

   As of October 31, 2000, there were 28,776,804 shares of the Registrant's $0.01 par value common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                ALLSCRIPTS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets at December 31, 1999 and Septem-
     ber 30, 2000..........................................................   1

    Condensed Consolidated Statements of Operations for the three and nine
     months ended September 30, 1999 and 2000..............................   2

    Condensed Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1999 and 2000.....................................   3

    Notes to Condensed Consolidated Financial Statements...................   4

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................   9

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  14

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.................................  15

SIGNATURES.................................................................  16

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     DECEMBER 31, SEPTEMBER 30,
                                                         1999         2000
                                                     ------------ -------------
                                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.........................   $ 40,561     $  77,657
  Marketable securities.............................     15,049        23,391
  Accounts receivable, net of allowances of $3,743
   in 1999 and $4,266 in 2000.......................      5,126        12,734
  Interest receivable...............................        340         1,165
  Inventories.......................................      3,585         5,315
  Prepaid expenses and other current assets.........        786         2,753
                                                       --------     ---------
    Total current assets............................     65,447       123,015
Long-term marketable securities.....................        --         26,232
Fixed assets, net...................................      4,940        10,832
Intangible assets, net..............................      3,575       159,214
Other assets........................................         52         1,348
                                                       --------     ---------
    Total assets....................................   $ 74,014     $ 320,641
                                                       ========     =========
LIABILITIES
Current liabilities:
  Accounts payable..................................   $  4,352     $   8,082
  Accrued expenses..................................      1,664         3,551
  Deferred revenue..................................        575         3,168
                                                       --------     ---------
    Total current liabilities.......................      6,591        14,801
Long-term debt......................................         59           --
                                                       --------     ---------
    Total liabilities...............................      6,650        14,801
                                                       --------     ---------
STOCKHOLDERS' EQUITY
Preferred shares:
  Undesignated, $0.01 par value, 1,000,000 shares
   authorized, no shares issued and outstanding at
   December 31, 1999 and September 30, 2000.........        --            --
Common shares:
  $0.01 par value, 75,000,000 shares authorized,
   24,221,537 shares issued, 24,187,072 shares
   outstanding at December 31, 1999; 150,000,000
   shares authorized, 28,808,816 shares issued,
   28,774,351 shares outstanding at September 30,
   2000.............................................        242           288
  575,356 shares to be issued pursuant to business
   combinations as of September 30, 2000............        --              6
Unearned compensation...............................     (1,632)       (1,220)
Additional paid-in capital..........................    130,830       410,930
Treasury stock at cost; 34,465 common shares at
 December 31, 1999 and September 30, 2000...........        (68)          (68)
Accumulated deficit.................................    (62,008)     (104,096)
                                                       --------     ---------
    Total stockholders' equity......................     67,364       305,840
                                                       --------     ---------
    Total liabilities and stockholders' equity......   $ 74,014     $ 320,641
                                                       ========     =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ALLSCRIPTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                           Three Months
                                              Ended         Nine Months Ended
                                          September 30,       September 30,
                                         -----------------  ------------------
                                          1999      2000      1999      2000
                                         -------  --------  --------  --------
                                           (Unaudited)         (Unaudited)
Revenue................................  $ 6,975  $ 14,838  $ 19,395  $ 36,601
Cost of revenue........................    5,686    11,654    15,394    28,743
                                         -------  --------  --------  --------
    Gross profit.......................    1,289     3,184     4,001     7,858
Selling, general and administrative
 expenses..............................    5,698    11,624    13,802    31,317
Amortization of intangibles............      477     9,020       745    15,037
Write-off of acquired in-process
 research and development..............      --        --        --     13,729
Other operating expenses...............      319       --        319       --
                                         -------  --------  --------  --------
    Loss from operations...............   (5,205)  (17,460)  (10,865)  (52,225)
Interest income, net...................      603     2,247       403     5,702
                                         -------  --------  --------  --------
Loss from continuing operations........   (4,602)  (15,213)  (10,462)  (46,523)
Income from discontinued operations....      616       --        642        83
Gain from sale of discontinued
 operations............................      --        --      3,547     4,353
                                         -------  --------  --------  --------
Net loss...............................   (3,986)  (15,213)   (6,273)  (42,087)
Accretion of mandatory redemption value
 of preferred shares and accrued
 dividends on preferred shares.........     (800)      --     (2,198)      --
                                         -------  --------  --------  --------
Net loss attributable to common
 stockholders..........................  $(4,786) $(15,213) $ (8,471) $(42,087)
                                         =======  ========  ========  ========
Per share data-basic and diluted:
  Continuing operations (including
   accretion and accrued dividends on
   preferred shares)...................  $ (0.31) $  (0.52) $  (1.09) $  (1.70)
  Discontinued operations..............     0.03       --       0.36      0.16
                                         -------  --------  --------  --------
  Net loss attributable to common
   stockholders........................  $ (0.28) $  (0.52) $  (0.73) $  (1.54)
                                         =======  ========  ========  ========
Weighted average shares of common stock
 outstanding
 used in computing per share data-basic
 and diluted...........................   17,311    29,342    11,580    27,409
                                         =======  ========  ========  ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ALLSCRIPTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                                                               (UNAUDITED)
Cash flows from operating activities:
  Net loss................................................. $ (6,273) $(42,087)
  Adjustments to reconcile net loss to net cash used in op-
   erating activities:
    Depreciation and amortization..........................    1,509    17,710
    Gain on sale of discontinued operations................   (3,547)   (4,353)
    Write-down of acquired in-process research and develop-
     ment..................................................      --     13,729
    Non-cash expense from issuance of contingent shares....      319       --
    Non-cash compensation expense-employees................      412       412
    Non-cash expense-non-employees.........................      --        742
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable, net......    4,850    (6,497)
      Increase in interest receivable......................      --       (825)
      Increase in inventories..............................   (1,489)   (1,550)
      Increase in prepaid expenses and other assets........     (411)   (2,207)
      (Decrease) increase in accounts payable..............   (3,239)    3,279
      Increase in deferred revenue.........................      437     2,593
      (Decrease) increase in accrued and other current lia-
       bilities............................................     (507)     (118)
                                                            --------  --------
        Net cash used in operating activities..............   (7,939)  (19,172)
                                                            --------  --------
Cash flows from investing activities:
  Capital expenditures.....................................   (1,634)   (7,074)
  Purchases of marketable securities.......................  (36,000)  (59,278)
  Proceeds from sale of marketable securities..............      --     24,930
  Proceeds from sale of discontinued operations............    7,473     4,353
  Cash provided by (used for) acquisitions, net of acquired
   cash....................................................       49   (13,568)
  Purchase of investment...................................      --     (1,000)
                                                            --------  --------
        Net cash used in investing activities..............  (30,112)  (51,637)
                                                            --------  --------
Cash flows from financing activities:
  Proceeds from exercise of common stock options...........      378       690
  Proceeds from public offering............................  103,026    99,738
  Payments for preferred stock redemptions.................  (34,745)      --
  Proceeds from exercise of common stock warrants..........      413       --
  Cash received from sale of common stock..................      --     10,000
  Borrowings under line of credit..........................    1,400       --
  Payments under line of credit............................   (5,400)   (2,464)
  Payments on other debt...................................     (650)      (59)
                                                            --------  --------
        Net cash provided by financing activities..........   64,422   107,905
                                                            --------  --------
Net increase in cash and cash equivalents..................   26,371    37,096
Cash and cash equivalents, beginning of period.............      718    40,561
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 27,089  $ 77,657
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

3. Sale of Common Stock

   On March 10, 2000, Allscripts completed a public offering of 1,452,000 shares of its common stock, at an offering price of $73 per share. The public offering resulted in gross proceeds of $105,996,000, $5,561,000 of which was applied to the underwriting discount and approximately $697,000 of which was applied to related offering expenses. The remaining net proceeds of approximately $99,738,000 were invested in interest bearing, interest grade securities.

   During February, 2000, Allscripts sold IMS Health Incorporated 214,794 shares of Allscripts common stock for a purchase price of $10,000,000.

4. Business Combinations

   On May 9, 2000, Allscripts acquired MasterChart, Inc., a software developer providing dictation, integration and patient record technology. In exchange for all of the outstanding common shares of MasterChart, Allscripts issued 1,617,873 shares of its common stock with a value of approximately $127,400,000 and paid cash of approximately $5,000,000. The business combination was accounted for using the purchase method of accounting and MasterChart's results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. Approximately $5,000,000 of the purchase price was allocated to the value of acquired in-process research and development that had no alternative future use and was charged against operations during the three months ended June 30, 2000. In addition, approximately $4,600,000 of the purchase price was allocated to acquired software and is being amortized on a straight-line basis over two years, the software's estimated useful life. Trade names and goodwill, totaling approximately $125,000,000, are being amortized on a straight-line basis over five years. Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired.

   On May 17, 2000, Allscripts acquired Medifor, Inc., a provider of Internet delivered patient education. In exchange for all of the outstanding common and preferred A and B shares of Medifor, Allscripts issued 935,858 shares of its common stock with a fair value of approximately $34,400,000. In addition, Allscripts issued 142,786 common stock options in replacement of Medifor common stock options with a fair value of approximately

$4,200,000. The fair value of the replacement common stock options was estimated using the Black-Scholes model. The business combination was accounted for using the purchase method of accounting and Medifor's results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. Approximately $8,700,000 of the purchase price was allocated to the value of acquired in-process research and development that had no alternative future use and was charged against operations during the three months ended June 30, 2000. Trade names and goodwill, totaling $30,300,000, are being amortized on a straight-line basis over five years. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

   Pursuant to the terms of the purchase agreements, certain shares of Allscripts' common stock were not delivered at the acquisition dates. It is anticipated that all undelivered shares will be delivered by December 31, 2000.

   The following unaudited pro forma consolidated statements of operations for the nine months ended September 30, 1999 and 2000 assume the MasterChart and Medifor acquisitions had occurred on January 1 of each year after giving effect to purchase accounting adjustments. These pro forma financial statements have been prepared for comparative purposes only and do not purport to be indicative of what Allscripts' operating results would have been had the acquisitions actually taken place at the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated operating results. The pro forma information below excludes the impact of non-recurring charges related to an immediate expensing of acquired in-process research and development, as well as the impact of charges from stock-based compensation recognized by MasterChart in connection with the acquisition. The pro forma weighted average shares include 1,617,873 shares issued as consideration for the MasterChart acquisition and 935,858 shares issued as consideration for the Medifor acquisition as if they had been issued as of January 1 of each period presented.

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                                                               (Unaudited)
                                                             (In thousands,
                                                                 except
                                                                per share
                                                                amounts)
      Revenue.............................................. $ 22,344  $ 38,321
      Loss from continuing operations (including accretion
       and accrued dividends on preferred shares).......... $(31,575) $(60,327)
      Net loss attributable to common stockholders......... $(27,386) $(55,891)
      Per share data--basic and diluted:
        Loss from continuing operations (including
         accretion and accrued dividends on preferred
         shares)........................................... $  (2.23) $  (2.11)
        Net loss attributable to common stockholders....... $  (1.94) $  (1.95)
      Weighted average shares of common stock outstanding
       used in computing basic and diluted loss per share..   14,134    28,639

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

   In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Allscripts has excluded the impact of all outstanding warrants and options to purchase shares of common stock, all outstanding convertible preferred shares on an if converted basis and contingent share payment obligations from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. Antidilutive potential common stock excluded from the diluted earnings per share computation was 2,588,000 and 3,439,000 shares at September 30, 1999 and 2000, respectively.

6. Cash, Cash Equivalents and Marketable Securities

   Cash and cash equivalent balances consist of cash and highly liquid corporate debt securities with maturities at the time of purchase of less than 90 days. Marketable securities include corporate debt instruments with maturities of greater than 90 days at the time of purchase.

   Current marketable securities include those with maturities of less than one year at the balance sheet date. Long-term marketable securities have maturities of greater than one year at the balance sheet date.

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

   Operating results from discontinued operations were as follows:

                                                               Nine Month Ended
                                                                September 30,
                                                               ------------------
                                                                 1999     2000
                                                               --------- --------
                                                                 (Unaudited)
                                                                (In thousands)
      Revenue................................................. $  14,292 $  --
      Cost of revenue.........................................    13,378    --
                                                               --------- ------
          Gross profit........................................       914    --
      Selling, general and administrative expenses............       146    (83)
      Amortization of intangibles.............................       126    --
                                                               --------- ------
      Operating income........................................       642     83
                                                               --------- ------
      Income from discontinued operations..................... $     642 $   83
                                                               ========= ======

   Included in revenue for the nine months ended September 30, 1999 is $375,000 from Anthem, Inc., a related party.

   For the nine months ended September 30, 1999 and 2000, Allscripts recognized a gain on the sale of this business of $3,547,000 and $4,353,000, respectively, which has been reported as a separate line item on the Condensed Consolidated Statements of Operations under the caption "Gain from sale of discontinued operations." The gain in 2000 represents final payment of contingent consideration related to the sale based upon certain pre-defined metrics which were achieved in March 2000. The contingent consideration was received by Allscripts in May of 2000.

9. ChannelHealth Acquisition

   On July 13, 2000, Allscripts entered into a definitive agreement to acquire ChannelHealth Inc., a majority owned subsidiary of IDX Systems Corporation and a provider of Internet and point-of-care clinical applications. In consideration of the acquisition, Allscripts will issue approximately 8,600,000 shares of common stock and approximately 612,000 common stock options in replacement of ChannelHealth common stock options. This acquisition will be accounted for as a purchase. Consummation of the acquisition is subject to the approval of Allscripts' stockholders.

10. Subsequent Events

   On October 26, 2000, Allscripts announced that its previously reported unaudited revenues for the second quarter of 2000 were being revised from $12,616,000 to $12,116,000 and that its net loss for the same period was being revised from $24,331,000 to $24,831,000. Two complaints, styled as shareholder class action complaints, have been filed in the United States District Court for the Northern District of Illinois against Allscripts and its President and Chief Financial Officer, David B. Mullen, alleging violations of federal securities laws. The complaints in these actions purport to be brought on behalf of individuals that purchased common stock of Allscripts during the period of July 27, 2000 through and including October 26, 2000. Plaintiffs seek unspecified damages. According to reports on the Internet, at least one additional similar complaint has been filed against Allscripts. At this time, management is unable to determine the likely outcome of these matters or to reasonably estimate the amount of loss with respect to these matters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Overview

   We provide point-of-care medication management and physician productivity solutions which focus on addressing the needs of physicians and managed care payers and plans.

   We currently derive our revenue from the sale of prepackaged medications, software licenses, computer hardware, pharmaceutical education programs and related services.

   Our shift in focus to physicians who require technology-based services to operate successfully in a managed care environment and away from physicians with a high percentage of fee-for-service patients is reflected in the composition of our revenue, as depicted in the following table:

                                                      Quarter Ended
                            ------------------------------------------------------------------
                                            1999                              2000
                            ------------------------------------- ----------------------------
                            March 31, June 30, Sept. 30, Dec. 31, March 31, June 30, Sept. 30,
                            --------- -------- --------- -------- --------- -------- ---------
                                                      (In thousands)
   Traditional revenue.....  $5,235    $4,537   $4,035    $4,085   $4,443   $ 4,993   $ 5,134
   E-commerce revenue......     793     1,855    2,940     4,106    5,204     7,123     9,704
                             ------    ------   ------    ------   ------   -------   -------
       Total revenue.......  $6,028    $6,392   $6,975    $8,191   $9,647   $12,116   $14,838
                             ======    ======   ======    ======   ======   =======   =======

   Traditional revenue includes all non-e-commerce revenue and is derived from the sale, through non-Internet channels, of prescription medications and other medical products to physicians who do not use our software. We expect traditional revenue to represent a decreasing percentage of total revenue in the future. E-commerce revenue is derived from the sale of prescription medications over the Internet to physicians who use our software or who order products from us primarily over the Internet. E-commerce revenue also includes technology related revenue for software subscriptions, licenses and related professional services, computer hardware sales and leases, transaction fees, e-detailing and related services. For the three months ended September 30, 2000, sales of prepackaged medications represented 62.5% of e-commerce revenue. For the three months ended September 30, 2000, 29.6% of e-commerce revenue represented medication sales over the Internet without the use of TouchScript ordering. While we expect a portion of future e-commerce revenue to continue to represent a shifting of traditional revenue, we anticipate that most of the future growth in e-commerce revenue will be generated by physician practice groups that are not currently our customers. Factors that we expect will attract future customers include an interest in physician dispensing, a desire to minimize financial risk imposed by managed care payers with respect to medications that they prescribe and concern about the potential liability associated with medication errors.

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

   To maintain our position in a rapidly changing and increasingly competitive marketplace, we expect to continue to increase the number of our sales, sales support, product development and customer service personnel significantly, and, accordingly, we expect our operating expenses to continue to increase at an accelerated pace. In addition, we expect to amortize unearned compensation expense of approximately $1,220,000 through December 31, 2003.

   In addition to medication management, we believe that there are other aspects of the physician's daily work flow that can be effectively addressed through technology-focused solutions. We have enhanced, and we intend to continue to enhance, our current offerings by integrating new products and services that address these needs. In furtherance of this strategy, in May 2000 we acquired MasterChart, Inc., a software developer providing dictation, integration and patient record technology, and Medifor, Inc., a provider of Internet-delivered patient education. See Note 4 of Notes to Condensed Consolidated Financial Statements. In connection with these acquisitions, we recorded goodwill and other intangible assets of approximately $159,900,000, $4,600,000 of which will be amortized to expense over two years, and the balance of which will be amortized to expense over five years. In addition, on July 13, 2000, we entered into a definitive agreement to acquire ChannelHealth, Inc. in exchange for approximately 8,600,000 shares of our common stock and approximately 612,000 common stock options in replacement of ChannelHealth common stock options. See Note 9 of Notes to Condensed Consolidated Financial Statements. This acquisition will be accounted for as a purchase and we expect to record goodwill and other intangible assets equal to a substantial portion of the purchase price. These intangible assets will be amortized to expense over their estimated economic life. We anticipate that there will be additional cash required to fund the operations of ChannelHealth. Consummation of the acquisition is subject to the approval of Allscripts' stockholders.

 Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

   Total revenue for the three months ended September 30, 2000 increased by 112.7% or $7,863,000 from $6,975,000 in 1999 to $14,838,000 in 2000. E-
commerce revenue increased by 230.1% or $6,764,000 from $2,940,000 in the third quarter of 1999 to $9,704,000 in the third quarter of 2000. Traditional revenue for the three months ended September 30, 2000 increased by 27.2% or $1,099,000 from $4,035,000 in 1999 to $5,134,000 in 2000.

   The increase in e-commerce revenue reflects a conversion of traditional revenue as a result of traditional customers adopting TouchScript and ordering products over the Internet, growth in revenues from our e-detailing product, revenue generated from our MasterChart and Medifor acquisitions which closed in May 2000, increased installations and utilization of TouchScript, an increase in the dispensing percentage of brand drugs, which have a higher average selling price than their generic counterparts and general price inflation of brand and generic medications. The increase in traditional revenue reflects a general price inflation of brand and generic medications and an increase in sales of pre-packaged medications to our traditional sites and to new customers obtained through internal business generation and acquisition.

   Cost of revenue for the three months ended September 30, 2000 increased by 105.0% or $5,968,000 from $5,686,000 in 1999 to $11,654,000 in 2000 due to increased revenue, increased operating costs at sites where we manage the dispensary on behalf of the physician, increased software amortization of acquired software, increased depreciation expense due to increased volume of TouchScript system installations, a greater percentage of revenue coming from higher cost brand products and general price inflation of both brand and generic products. For the three months ended September 30, 2000, cost of revenue as a percentage of total revenue decreased to 78.5% from 81.5% in the prior year period principally due to higher relative margin contributions from our e-detailing product, software licensing fees, and our Medifor acquisition. This percentage decrease was partially offset by increased operating costs at sites where we manage the dispensary on behalf of the physician and a greater percentage of revenue coming from lower margin brand medications.

   Selling, general and administrative expenses for the three months ended September 30, 2000 increased by 104.0% or $5,926,000 from $5,698,000 in 1999 to $11,624,000 in 2000 due primarily to additional spending for sales and sales support personnel and related expenses needed to sell, implement and support TouchScript installations and our e-detailing product, expenses related to MasterChart and Medifor operations that were acquired during May 2000 and MedSmart operations, other general and administrative expenses and additional spending for TouchScript and Internet product development personnel and related support expenses. Selling, general and administrative expenses as a percentage of total revenue decreased to 78.3% for the three months ended September 30, 2000 from 81.7% of total revenue in the prior year period.

   Amortization of intangibles for the three months ended September 30, 2000 increased by $8,543,000 from $477,000 in 1999 to $9,020,000 in 2000. The increase in amortization relates primarily to the amortization of goodwill and other intangibles recorded in the MasterChart and Medifor acquisitions, which were completed in May 2000.

   Other operating expenses for the three months ended September 30, 1999 of $319,000 reflect a non-cash, non-recurring charge related to the issuance of common stock upon the closing of the initial public offering in accordance with a contingent payment obligation related to an acquisition we made in 1995.

   Net interest income for the three months ended September 30, 2000 was $2,247,000 as compared to $603,000 for the prior year period. The change relates to interest earned on the investment of net proceeds from our initial public offering in July 1999 and our public offering in March 2000, as well as the repayment of borrowings under our revolving credit facility with our commercial bank in July 1999.

   We have recorded no provision or benefit for income taxes during the three months ended September 30, 2000 because we currently anticipate that the annual effective income tax rate will be minimal or zero, and we have fully reserved all of our deferred tax assets.

   The operating results of our pharmacy benefit management business, which we sold in March 1999, have been segregated from continuing operations and reported as a separate line item on the Condensed Consolidated Statements of Operations under the caption "Income from discontinued operations."

 Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

   Total revenue for the nine months ended September 30, 2000 increased by 88.7% or $17,206,000 from $19,395,000 in 1999 to $36,601,000 in 2000. E-
commerce revenue increased by 294.3% or $16,443,000 from $5,588,000 for the nine months ended September 30, 1999 to $22,031,000 for the same period of 2000. Traditional revenue for the nine months ended September 30, 2000 increased by 5.5% or $763,000 from $13,807,000 in 1999 to $14,570,000 in 2000.

   The increase in e-commerce revenue reflects increased installations and utilization of TouchScript, a conversion of traditional revenue as a result of traditional customers adopting TouchScript and ordering products over the Internet, revenue generated from our e-detailing product, revenue generated by our Medifor and MasterChart acquisitions, an increase in the dispensing percentage of brand drugs, which have a higher average selling price than their generic counterparts and general price inflation of brand and generic medications. The increase in traditional revenue reflects general price inflation of brand and generic medications, an increase in the dispensing percentage of brand drugs, which have a considerably higher average selling price than their generic counterparts, increased sales of pre-packaged medications to new customers and traditional revenue generated by MedSmart, which was acquired in May 1999, offset partially by a conversion of traditional revenue to e-commerce, as outlined above.

   Cost of revenue for the nine months ended September 30, 2000 increased by 86.7% or $13,349,000 from $15,394,000 in 1999 to $28,743,000 in 2000 due to increased revenue, increased operating costs at sites where we manage the dispensary on behalf of the physician, a greater percentage of revenue coming from higher cost brand medications, increased software amortization of acquired software, increased depreciation expense due to increased volume of technology sites, a greater percentage of revenue coming from higher cost brand products and general price inflation of both brand and generic products. For the nine months ended September 30, 2000, cost of revenue as a percentage of total revenue decreased from 79.4% in the prior year period to 78.5% principally due to higher relative margin contributions from our Medifor and e-detailing products and software license fees. This percentage decrease was partially offset by increased operating costs at sites where we manage the dispensary on behalf of the physician and a greater percentage of revenue coming from lower margin brand medications.

   Selling, general and administrative expenses for the nine months ended September 30, 2000 increased by 126.9% or $17,515,000 from $13,802,000 in 1999 to $31,317,000 in 2000 due primarily to additional spending for sales and sales support personnel and related expenses needed to sell, implement and support TouchScript installations and our e-detailing product, expenses related to MasterChart and Medifor operations that were acquired during May 2000 and MedSmart operations that were acquired during May 1999, additional spending for TouchScript and Internet product development personnel and related support expenses, other general and administrative expenses and a non-cash charge related to stock options issued to non-employees. As a result, selling, general and administrative expenses as a percentage of total revenue increased to 85.6% for the nine months ended September 30, 2000 from 71.2% of total revenue in the prior year period.

   Amortization of intangibles for the nine months ended September 30, 2000 increased by $14,292,000 from $745,000 in 1999 to $15,037,000 in 2000. The increase in amortization relates to the amortization of goodwill and other intangibles recorded in the MasterChart and Medifor acquisitions, which were completed in May 2000, as well as the amortization of goodwill and other intangibles recorded in the MedSmart acquisition, which was completed in May 1999, and the Shopping@Home acquisition, which was completed in June 1999. For the nine months ended September 30, 2000, we recorded an expense for the immediate write-off of acquired in-process research and development related to the Medifor and MasterChart acquisitions in the amount of $13,729,000.

   Other operating expenses for the nine months ended September 30, 1999 of $319,000 reflect a non-cash, non-recurring charge related to the issuance of common stock upon the closing of the initial public offering in accordance with a contingent payment obligation related to an acquisition we made in 1995.

   Net interest income for the nine months ended September 30, 2000 was $5,702,000 as compared to net interest expense of $403,000 for the prior year period. The change relates to interest earned on the investment of net proceeds from our initial public offering in July 1999 and our public offering in March 2000, as well as the repayment of borrowings under our revolving credit facility with our commercial bank in July 1999.

   We have recorded no provision or benefit for income taxes during the nine months ended September 30, 2000 because we currently anticipate that the annual effective income tax rate will be minimal or zero, and we have fully reserved all of our deferred tax assets.

   The operating results of our pharmacy benefit management business, which we sold in March 1999, have been segregated from continuing operations and reported as a separate line item on the Condensed Consolidated Statements of Operations under the caption "Income from discontinued operations." Additionally, the gain we recognized from the sale of this business has been reported as a separate line item under the caption "Gain from sale of discontinued operations." The gain for the nine months ended September 30, 2000 represents final payment of contingent consideration related to the sale based upon certain pre-defined metrics, which were achieved in March 2000. We received the contingent consideration in May 2000.

 Liquidity and Capital Resources

   At September 30, 2000, our principal sources of liquidity consisted of $77,657,000 of cash and cash equivalents and $49,623,000 of marketable securities.

   Net cash used in operating activities increased by $11,233,000 to $19,172,000 for the nine months ended September 30, 2000, compared to $7,939,000 for the nine months ended September 30, 1999, of which $6,267,000 relates to an increase in operating losses and $4,966,000 reflects cash used for net working capital. Depreciation and amortization increased by $16,201,000 to $17,710,000 for the nine months ended September 30, 2000 compared to $1,509,000 for the nine months ended September 30, 1999, primarily due to amortization expenses related to recent acquisitions. Accounts receivable, net of allowances, increased

$6,497,000 in the nine months ended September 30, 2000 versus a decrease of $4,850,000 in the same period last year, primarily due to increased sales volume in 2000 and the sale of the pharmacy benefit management business in March 1999. Interest receivable increased $825,000 in the nine months ended September 30, 2000 from $0 in the same period last year due to interest receivable on cash equivalents and marketable securities. Prepaid expenses and other assets increased from $411,000 to $2,207,000 primarily due to increased prepaid commissions, insurance, licenses and e-detailing program costs. Accounts payable increased $3,279,000 in the nine months ended September 30, 2000 versus a decrease of $3,239,000 in the same period last year, primarily due to increased sales volume and the sale of the pharmacy benefit management business in March 1999. Deferred revenue increased $2,593,000 in the nine months ended September 30, 2000 from an increase of $437,000 in the same period last year primarily due to an increase in deferred revenue from e-detailing and our Medifor and Masterchart products. Allscripts also incurred non-cash charges of $742,000 and $13,729,000 in the first and second quarter of 2000, respectively. The first quarter charge relates to stock options issued to non-employees and the second quarter charge relates to the write-off of in-process research and development costs.

   Net cash used in investing activities increased to $51,637,000 in the nine months ended September 30, 2000 from $30,112,000 in the first nine months of 1999, primarily as a result of net cash used for acquisitions of $13,568,000 compared to $49,000 of net cash provided by acquistions for the same period in 1999. In addition, capital expenditures increased to $7,074,000 for the nine months ended September 30, 2000 compared to $1,634,000 for the same period in 1999. The increased level of expenditures in 2000 relates to facility expansion and improvements, TouchScript computer systems and increases in capital outlays to accommodate new employees. Currently, we have no material commitments for capital expenditures, although we anticipate ongoing capital expenditures in the ordinary course of business.

   Net cash provided by financing activities increased to $107,905,000 for the nine months ended September 30, 2000 compared to $64,422,000 for the nine months ended September 30, 1999, primarily due to a mandatory redemption of preferred stock of $34,745,000 which occurred in 1999 and $10,000,000 related to a private placement of common stock in March, 2000.

   On March 10, 2000, we completed a public offering of 1,452,000 shares of our common stock, at an offering price of $73 per share. The public offering resulted in gross proceeds of $105,996,000, $5,561,000 of which was applied to the underwriting discount and approximately $697,000 of which was applied to related offering expenses. The remaining net proceeds of approximately $99,738,000 were invested in interest-bearing, investment-grade securities.

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

   For a more complete discussion of the risks, uncertainties and assumptions that may affect us, see our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and our Registration Statement on Form S-4 (File No. 333-49568).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   As of September 30, 2000, we did not own any derivative financial instruments but we were exposed to market risks, primarily changes in U.S. interest rates. We maintain a significant portion of our cash, cash equivalents and marketable securities in financial instruments with maturities ranging from less than one month to approximately 12 years, with the majority being less than one year. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Nevertheless, because these financial instruments have relatively short durations, on average, an increase in interest rates would not have a significant effect on our financial condition or results of operations.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits--See Index to Exhibits.

   (b) Reports on Form 8-K.

     A report on Form 8-K dated July 27, 2000 was filed by Allscripts in connection with the announcement of the acquisition of ChannelHealth Incorporated.

     A report on Form 8-K/A dated July 24, 2000, (which amends the report on Form 8-K dated May 24, 2000) was filed by Allscripts to provide pro forma financial information in connection with the merger with MasterChart, Inc.

     A report on Form 8-K/A dated July 25, 2000, (which amends the report on Form 8-K dated July 24, 2000) was filed by Allscripts to amend certain pro forma financial information in connection with the merger with MasterChart, Inc.

     A report on Form 8-K/A dated July 25, 2000, (which amends the report on Form 8-K dated May 31, 2000) was filed by Allscripts to provide pro forma financial information in connection with the merger with Medifor, Inc.

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

Date: November 14, 2000

                               INDEX TO EXHIBITS

  Exhibit                            Description
  -------                            -----------
  2.1*     Agreement and Plan of Merger, dated as of July 13, 2000, by and among Allscripts Holding, Inc., Allscripts Inc., Bursar
           Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems
           Corporation and ChannelHealth Incorporated.
 27.1      Financial Data Schedule

--------
*Incorporated herein by reference from the Registrant's Current Report on Form
   8-K dated July 27, 2000.